Form 10-Q
period 2010-06-30
Neogenix Oncology Inc
filed 2010-08-12
CIK 1341293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒:	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 0-53963

NEOGENIX ONCOLOGY, INC.

(Exact name of registrant as specified in its charter)

Maryland	16-1697150
(State or jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

445 Northern Boulevard, Suite 24, Great Neck, NY 11021

(Address of principal executive office)

Registrant’s telephone number, including area code: (516) 482-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. Common Stock outstanding as of July 31, 2010: 22,189,400 shares

		PAGE
PART I: FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
	Balance Sheets June 30, 2010 (unaudited) and December 31, 2009	3
	Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009, and for the Period from January 1, 2004 (Inception) to June 30, 2010 (Unaudited)	4
	Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009, and for the Period from January 1, 2004 (Inception) to June 30, 2010 (Unaudited)	5
	Notes to Unaudited Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4T.	Controls and Procedures	21
PART II: OTHER INFORMATION		22
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	(Removed and Reserved)	22
Item 5.	Other Information	22
Item 6.	Exhibits	22
SIGNATURES		23

EXHIBIT INDEX		24

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Condensed Balance Sheets

	As of June 30, 2010	As of December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,814,066	$6,661,982
Restricted short-term investments	235,411	232,821
Short-term investments	211,524	210,350
Prepaid expenses	163,134	66,327

Total current assets	3,424,135	7,171,480
Restricted long-term investments	7,317,454	7,212,429
Long-term investments	103,998	103,998
Property and equipment, net of accumulated depreciation of $426,182 and $305,747 as of June 30, 2010 and December 31, 2009, respectively	1,031,499	845,792
Other assets	14,414	14,492

Total Assets	$11,891,500	$15,348,191

LIABILITIES
Current liabilities:
Accounts payable	$332,882	$529,845
Accrued expenses	757,229	532,973

Total current liabilities	1,090,111	1,062,818
Deferred rent	20,082	9,546

	1,110,193	1,072,364

Commitments and other matters (Note H)
STOCKHOLDERS’ EQUITY
Series A preferred stock; $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.00001 par value; 200,000,000 shares authorized; 22,189,400 and 21,715,420 issued and outstanding, respectively	222	217
Additional paid-in capital	101,260,146	91,764,530
Subscriptions receivable	(1,753,750)	(104,619)
Deficit accumulated during the development stage	(88,725,311)	(77,384,301)

Total Stockholders’ Equity	10,781,307	14,275,827

Total Liabilities and Stockholders’ Equity	$11,891,500	$15,348,191

See notes to unaudited condensed financial statements

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period From January 1, 2004 (Inception) Through June 30, 2010
	2010	2009	2010	2009
Revenue	$—	$—	$—	$—	$—

Costs and expenses:
Research and development	2,021,681	1,248,232	4,380,939	3,172,242	29,935,860
General and administrative	3,260,833	10,566,490	7,092,714	15,256,486	59,256,005

Total costs and expenses	5,282,514	11,814,722	11,473,653	18,428,728	89,191,865

Loss from operations	(5,282,514)	(11,814,722)	(11,473,653)	(18,428,728)	(89,191,865)

Other income (expense):
Interest income	60,828	32,973	132,643	57,553	466,554

Loss before income taxes	(5,221,686)	(11,781,749)	(11,341,010)	(18,371,175)	(88,725,311)
Provision for income taxes	—	—	—	—	—

Net loss	$(5,221,686)	$(11,781,749)	$(11,341,010)	$(18,371,175)	$(88,725,311)

Net loss per common share – basic and diluted	$(0.24)	$(0.57)	$(0.52)	$(0.90)

Weighted average shares outstanding – basic and diluted	21,885,000	20,846,000	21,814,000	20,493,000

See notes to unaudited condensed financial statements

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Unaudited Condensed Statements of Cash Flows

(Unaudited)

			For the Period From January 1, 2004 (Inception) Through June 30, 2010
	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(11,341,010)	$(18,371,175)	$(88,725,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash acquisition of in-process research and development	—	—	8,375,286
Equity based compensation	4,143,539	14,187,517	47,654,744
Salaries payable to founding stockholders	—	—	66,444
Depreciation and amortization	122,880	54,803	449,921
Deferred rent	10,536	(3,182)	20,082
Loss on the sale or exchange of equipment	—	—	776
Changes in:
Prepaid expenses	(96,807)	(24,179)	(163,134)
Deferred financing costs	—	—	(14,700)
Other assets	78	(2,369)	(14,414)
Accounts payable and accrued expenses	27,293	(129,120)	1,090,111

Net cash used in operating activities	(7,133,491)	(4,287,705)	(31,260,195)

Cash flows from investing activities:
(Purchases) sales of investments	(1,174)	26,187	(315,522)
Purchase of restricted investments	(107,615)	(170,108)	(7,552,865)
Purchase of property and equipment	(308,587)	(205,865)	(1,482,196)

Net cash used in investing activities	(417,376)	(402,160)	(9,350,583)

Cash flows from financing activities:
Net proceeds from sale of common stock	3,679,751	6,138,948	43,017,553
Proceeds on advances from principal founding stockholder	—	—	80,000
Repayments on advance from principal founding stockholder	—	(2,674)	(145,444)
Deferred financing cost	—	—	(36,000)
Proceeds from exercise of stock options	23,200	—	684,485
Proceeds from lines of credit	—	—	750,000
Repayments on lines of credit	—	(250,000)	(750,000)
Repurchase of common stock	—	—	(195,750)
Sale of treasury stock	—	—	20,000

Net cash provided by financing activities	3,702,951	5,886,274	43,424,844

Net (decrease) increase in cash and cash equivalents	(3,847,916)	1,196,409	2,814,066
Cash and cash equivalents – beginning of period	6,661,982	2,762,829	—

Cash and cash equivalents – end of period	$2,814,066	$3,959,238	$2,814,066

Supplemental disclosure of noncash investing activities:
Exchange of fixed assets	$—	$—	$7,300
Supplemental disclosures of noncash financing activities:
Payable settled by issuance of founding stockholders’ shares at par value of $0.00001	$—	$—	$1,000
Retirement of treasury stock	$—	$—	$175,750
Subscriptions receivable	$1,649,131	$96,750	$1,753,750
Options granted for finder’s fee	$—	$—	$328,631
Deferred financing costs	$—	$—	$14,700

See notes to unaudited condensed financial statements

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Notes to Unaudited Condensed Financial Statements

NOTE A—THE COMPANY

Neogenix Oncology, Inc. (“Neogenix” or the “Company”) was formed as a Maryland corporation on December 31, 2003 (inception) and had nominal activity until it commenced operations on April 1, 2004. In September 2005, the Company changed its name from Neogenix Oncology Corp. to Neogenix Oncology, Inc.

Neogenix is a biotechnology company focused on developing novel therapeutic and diagnostic products for the treatment of pancreatic, colon, lung, prostate and various other cancers. The Company rents a research and development facility in Rockville, Maryland and rents its administrative and clinical studies offices in Great Neck, New York. The Company has not generated any revenue from inception through June 30, 2010.

The Company has devoted its efforts primarily towards the development of therapeutic monoclonal antibodies, targeted against pancreatic and colorectal cancer. The costs for manufacturing these therapeutic products, to meet Food and Drug Administration (“FDA”) standards, and completing the pre-clinical tests, required by the FDA for therapeutics, have been expensed as incurred. Phase I clinical trials are ongoing for patients with advanced cancer who have failed all standard forms of therapy. The Company intends to use the FDA Fast Track approval process for its therapeutic products. The Fast Track programs are designed to facilitate the development, and expedite the review, of new drugs that are intended to treat serious or life-threatening conditions and/or demonstrate the potential to address unmet medical needs. Products showing some degree of benefit, in terms of enhancement of survival for several months without major toxicity, may receive more timely approval. However, there is no guarantee the Company will ever obtain the necessary FDA approval for their product candidates.

The Company has also devoted efforts towards the research and development of diagnostic tests for the detection of pancreatic and colon cancer. The Company’s diagnostic tests will require FDA regulatory approval which is equivalent to a 510(k) approval process.

Accordingly, the Company is considered to be a development stage enterprise. Costs relating to organizational matters have been expensed as incurred. The products being developed are currently in the research and development stage. These products will require further research and development, clinical testing, and regulatory approval prior to their commercialization in the United States or abroad. All these efforts will require substantial funding.

NOTE B—BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements are presented in accordance with U.S. generally accepted accounting principles (US GAAP) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.

In the opinion of management, the accompanying unaudited condensed financial statements as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009 reflect all adjustments (consisting only of normal recurring items) necessary to present fairly the financial information set forth therein. The balance sheet as of December 31, 2009, presented herein is derived from the audited balance sheet included in the Company’s previously filed Form 10 registration statement. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the following disclosures, when read in conjunction with the annual financial statements and footnotes for the year ended December 31, 2009, are adequate to make the information presented not misleading. Results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

Notes to Unaudited Condensed Financial Statements—(Continued)

NOTE B—BASIS OF PRESENTATION (CONTINUED)

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet the Company’s obligations. Management continues to devote substantial time to raise capital through the sale of common stock, and based on historical experience and an analysis of the burn rate going forward, believes that such financing will support the Company through June 30, 2011. Subsequent to June 30, 2010 and as of July 31, 2010, the Company received gross proceeds of $425,000 pursuant to a Private Placement Memorandum dated July 1, 2010 (“PPM 7/2010”), with finder’s fees of $36,125, for newly subscribed common stock. Those proceeds are presently being held in an escrow account until such time as the Company conducts a closing in accordance with the terms of PPM 7/2010.

NOTE C—SIGNIFICANT ACCOUNTING POLICIES

[1] Cash and cash equivalents:

The Company considers all highly liquid investments with an original maturity of three months or less at the date acquired to be cash equivalents.

[2] Investments:

The Company holds investments in certificates of deposit with various terms and interest rates. Certificates of deposit with a remaining term of less than one year are classified as current on the balance sheets. Those with a remaining term of greater than one year are classified as long-term on the balance sheets. Certain certificates of deposit are being held as collateral for lines of credit and are included in restricted certificates of deposit on the balance sheets.

[3] Property and equipment:

Property and equipment are carried at cost less accumulated depreciation and amortization which are recorded using the straight-line method over the estimated useful lives of five years. Leasehold improvements are amortized over the shorter of their estimated useful life or the term of the lease. Property and equipment used for research and development activities are capitalized if they have alternative uses. Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized. Routine maintenance, repairs, and renewal costs are expensed as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and any related gain or loss on disposition is reflected in net income or loss for the period. The Company capitalizes assets with a cost in excess of $1,000 and an expected life greater than one year.

[4] Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows projected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less disposal costs.

[5] Research and development:

Research and development expenses include personnel and facility-related expenses, outside contracted services, manufacturing and process development costs, research costs, costs of licenses and other consulting services. Research and development expenses also consist of costs incurred for proprietary and collaborative research and development for pre-clinical sponsored research. Research and development costs are expensed as incurred. We enter into agreements with third parties for research and development activities that may be fixed fee or fee for service contracts.

Notes to Unaudited Condensed Financial Statements—(Continued)

NOTE C—SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5] Research and development (CONTINUED)

As of each balance sheet date, we review purchase commitments and accrue expenses based on factors such as estimates of work performed, costs incurred and other events. Accrued research costs are subject to revisions as projects progress to completion. Revisions are recorded in the period in which the facts that give rise to the revision become known.

[6] Fair value of financial instruments:

The carrying values of the Company’s cash and cash equivalents, subscriptions receivable, accounts payable, and accrued expenses approximate their fair values based on the short-term nature of such items. The carrying values of long-term certificates of deposit and restricted certificates of deposit approximate their fair values based on applicable market interest rates.

[7] Use of estimates:

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Such estimates include the selection of assumptions underlying the calculation of the fair value of options and warrants, and the useful lives of fixed assets. Actual results could differ from those estimates.

[8] Concentration of credit risk:

The Company maintains cash balances in bank accounts which are insured by the Federal Deposit Insurance Corporation for up to $250,000 from 2010 through and including 2013 ($100,000 thereafter) in each institution. The Company’s management believes it reduces risks by banking with major financial institutions.

[9] Income taxes:

The Company accounts for income taxes using the liability method which establishes deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to the deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes tax benefits from uncertain tax positions only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations, and cash flows. Interest and penalties associated with income taxes are classified as income tax expense in the statements of operations.

Notes to Unaudited Condensed Financial Statements—(Continued)

NOTE C—SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[10] Stock-based compensation:

The Company accounts for all share-based payments, including grants of stock options, as operating expenses, based on their grant date fair values. The fair value of the Company’s stock option awards is expensed over the vesting period of the underlying stock award using the straight-line method. Stock-based compensation is included in general and administrative and research and development costs and expenses for all periods presented. No net tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained.

[11] Basic and diluted net loss per share:

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants. In computing diluted net loss per share for the three and six months ended June 30, 2010 and 2009, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants would be anti-dilutive.

For the three and six months ended June 30, 2010 and 2009, potential common shares not included in calculating diluted net loss per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options	19,197,000	14,410,000	19,197,000	14,410,000
Warrants	1,000,000	1,000,000	1,000,000	1,000,000

Total	20,197,000	15,410,000	20,197,000	15,410,000

[12] Business segments and geographic information:

The Company operates in one business segment, which is to develop therapeutic and diagnostic products for the treatment of various cancers. Accordingly, the accompanying financial statements are reported in the aggregate, including all activities in one segment. The Company did not have any foreign operations.

[13] Recently adopted accounting pronouncements

Variable Interest Entities—In June 2009, the FASB issued Accounting Standards Update No. 2009-17 (FASB ASU 09-17), “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities.” FASB ASU 09-17 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The new guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This standard also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This standard is effective for fiscal years beginning after November 15, 2009. The adoption of this standard did not have a material effect on our financial statements.

Notes to Unaudited Condensed Financial Statements—(Continued)

NOTE C—SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[13] Recently adopted accounting pronouncements (CONTINUED)

Fair Value Measurements—In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (FASB ASU 10-06), “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” FASB ASU 10-06 provides new requirements for disclosures about transfers into and out of Level 1 and 2 inputs and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The new requirements clarify existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. These requirements are effective for the first reporting period, including interim periods, beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuance, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this standard did not have a material effect on our financial statements.

Subsequent Events—In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (FASB ASU 10-09), “Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements.” FASB ASU 10-09 reiterates that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The updated guidance was effective upon issuance and was adopted by us in the second quarter of 2010.

[14] Recent accounting pronouncements not yet adopted

Multiple-Deliverable Revenue Arrangements—In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (FASB ASU 09-13), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force).” FASB ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB Topic 605-25 (Revenue Recognition—Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either the company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. We may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The requirements of this standard are not expected to have a material effect on our financial statements.

NOTE D—FAIR VALUE

Fair value is defined as an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date). Fair value measurements are not adjusted for transaction costs. To increase the comparability of fair value measurements, the following hierarchy prioritizes the inputs according to valuation methodologies used to measure fair value:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Inputs other than quoted market prices that are observable, either directly or indirectly, and reasonably available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

Level 3	Unobservable inputs. Unobservable inputs reflect the assumptions that management develops based on available information about what market participants would use in valuing the asset or liability.

Notes to Unaudited Condensed Financial Statements—(Continued)

NOTE D—FAIR VALUE (CONTINUED)

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Availability of observable inputs can vary and is affected by a variety of factors. Management uses judgment in determining fair value of assets and liabilities, and Level 3 assets and liabilities involve greater judgment than Level 1 or Level 2 assets or liabilities.

Total investments in certificates of deposit held by the Company with a fair value at June 30, 2010 and December 31, 2009 of $7,868,387 and $7,759,598, respectively, are classified as Level 1 within the fair value hierarchy. The original maturity dates of these certificates of deposit are greater than three months.

NOTE E—INCOME TAXES

At June 30, 2010, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and current operating losses because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

As defined in Section 382 of the Internal Revenue Code, the Company may have undergone, or may undergo in the future, a greater than fifty percent ownership change as a result of financing initiatives. Consequently, there may be limitations on the amount of the Company’s net operating losses which may be utilized to offset future taxable income in any one year.

The Company had no adjustments to uncertain tax positions during the six months ended June 30, 2010.

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax provision (benefit) in the statements of operations. The Company had accrued no interest or penalties during the six months ended June 30, 2010 and 2009.

The Company’s tax returns filed in multiple jurisdictions are subject to audit by taxing authorities. As of June 30, 2010 years 2006 and after remain open for audit by taxing authorities.

NOTE F—EQUITY TRANSACTIONS AND SHARE-BASED COMPENSATION

[1] Common stock:

Under a Private Placement Memorandum dated January 4, 2010 (“PPM 2010”), the Company sold 462,380 shares of common stock at $12.50 per share, for total gross proceeds of approximately $5,780,000 during the six months ended June 30, 2010. The proceeds are being used to fund clinical trials, to develop diagnostic products and to fund the Company’s ongoing research and development programs, patent expenses, operating expense and working capital needs. In connection with the PPM 2010, the Company incurred finder’s fees of approximately $451,000 for the six months ended June 30, 2010. At June 30, 2010, $1,753,750 was recorded as subscriptions receivable for subscriptions executed in June 2010. All subscriptions receivable at June 30,2010 were collected by August 2, 2010.

[2] Share-based compensation:

Under the 2005 Employee, Director and Consultant Stock Option Plan (the “Plan”), the Company is authorized to issue incentive stock options and non-qualified stock options, at the discretion of the Board of Directors, to purchase shares of common stock. The Plan is to terminate in August 2015. At various times, the Board of Directors has approved the increase in total number of options available for grant under the Plan. At June 30, 2010, there were a total of 20,000,000 options available for grant under the plan. As the Stock Option Plan Administrators, the CEO and the CFO may grant options to non-executive officers without further Board of Directors approval. Any options to be granted to executive officers must be approved by the Board of Directors. The exercise price is determined by the Board of Directors at the time of the granting of an option. Options granted to officers and employees vest over a period not greater than four years, and expire no later than ten years from the date of grant.

Notes to Unaudited Condensed Financial Statements—(Continued)

NOTE F—EQUITY TRANSACTIONS AND SHARE-BASED COMPENSATION (CONTINUED)

During the six months ended June 30, 2010 and 2009, the Company granted, under the Plan, 420,000 and 3,244,000 options, respectively, to employees, directors, consultants and committee members.

The Black-Scholes option pricing model was used to determine the fair value of options granted. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Six Months Ended June 30,
	2010	2009
Range of fair value at date of grant for options granted during the period	$5.52 - 8.63	$3.69 – 5.14
Dividend yield	0%	0%
Expected volatility	87%	75% - 79%
Range of risk free interest rate	2.55% - 2.56%	1.60% - 2.13%
Expected life	5 years	5 years

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. As a private company, the Company has limited historical data on the price of its shares, the Company has identified several similar entities from which to estimate our expected volatility. The expected volatility rates are estimated based on historical and implied volatilities of these companies’ common stock. The risk-free interest rates are based on the U.S Treasury securities constant maturity rate that corresponds to the expected life. The expected life represents the average time that options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. The Company estimates pre-vesting forfeitures when recognizing stock-based compensation expense based on historical rates and forward-looking factors. The Company updates these assumptions at least on an annual basis and on an interim basis if significant changes to the assumptions are warranted. The Company adjusts the estimated forfeiture rate to our actual experience. Another critical input in the Black-Scholes option pricing model is the current value of the common stock underlying the stock options. The Company uses recent sales of its common stock to determine the value of its common stock.

For the three and six months ended June 30, 2010, the share-based compensation charge for all options discussed above was $1,268,811 and $3,218,385, respectively, which was recorded in general and administrative expenses, and $484,444 and $925,154, respectively, recorded in research and development expenses.

For the three and six months ended June 30, 2009, the share-based compensation charge for all options discussed above was $9,524,798, and $13,849,276, respectively, which was recorded in general and administrative expenses, and $169,120 and $338,241, respectively, recorded in research and development expenses.

On April 20, 2010, the Company extended the expiration date of 2,237,500 stock options. The Company recognized $637,900 of expense as a result of the modification of the stock options during the three months ended June 30, 2010.

Notes to Unaudited Condensed Financial Statements—(Continued)

NOTE F—EQUITY TRANSACTIONS AND SHARE-BASED COMPENSATION (CONTINUED)

[2] Share-based compensation (CONTINUED)

A summary of the status of all stock options discussed above as of June 30, 2010 and 2009, and changes during the six months then ended is presented below (in thousands, except per share data):

	2010		2009
		Weighted Average Exercise Price		Weighted Average Exercise Price
	Shares		Shares
Outstanding at beginning of period	18,789	$5.28	11,166	$3.83
Granted	420	10.36	3,244	6.62
Exercised	(12)	2.00	—	—
Forfeited/expired	—	—	—	—

Outstanding at end of period	19,197	5.40	14,410	4.46

Options exercisable at period end	16,085	4.96	13,455	4.47

Weighted average grant date fair value of options granted during the period		7.15		4.20

The following table summarizes information about stock options outstanding at June 30, 2010 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $2.00	1,093	1.88	$1.85	1,093	$1.85
$3.00 - $4.00	6,287	2.84	$3.38	5,970	$3.34
$5.00 - $6.00	6,018	3.54	$5.47	5,743	$5.50
$8.00	5,579	4.27	$8.00	3,279	$8.00
$12.50	220	4.75	$12.50	—	$12.50

	19,197	3.44	5.40	16,085	4.96

There were approximately 3,112,000 stock options that have not vested as of June 30, 2010. There is approximately $13,767,000 of unrecognized stock compensation expense related to unvested awards expected to be recognized over the next 45 months. The Company has estimated a zero forfeiture rate for options granted to employees for the six months ended June 30, 2010.

As of June 30, 2010, options outstanding had an intrinsic value of $136,361,000.

Notes to Unaudited Condensed Financial Statements—(Continued)

NOTE F—EQUITY TRANSACTIONS AND SHARE-BASED COMPENSATION (CONTINUED)

[3] Warrants:

A summary of the status of all warrants as of June 30, 2010, and changes during the three months then ended is presented below (in thousands, except per share data):

		Weighted Average Exercise Price
	Warrants
Outstanding at beginning of period	1,000	$5.00
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—

Outstanding at end of period	1,000	5.00

Warrants exercisable at period end	1,000	5.00

The outstanding warrants have a remaining contractual life of approximately 3.50 years as of June 30, 2010.

NOTE G—RELATED PARTY TRANSACTIONS

The daughter of the former CEO and current Chairman of our Board of Directors, Director of Medical Affairs and a stockholder, provides marketing, investor relations and computer services to the Company. For the six months ended June 30, 2010 and 2009, total fees paid were $29,199 and $21,485, respectively.

A consulting company, owned 100% by the CFO, provides technology maintenance and support to the Company at a fee of $15,000 annually.

The Company has an agreement with a placement agent who is an investor in the Company, to pay between 8.5% and 10% of the gross proceeds raised from new investors introduced by this entity to the Company as finder’s fees. Total amounts earned by the entity for the six months ended June 30, 2010 and 2009 were $216,529 and $416,615, respectively.

NOTE H—COMMITMENTS

On April 14, 2010, the Company entered into Service Agreements (the “Selexis h16C3 and 31.1 Agreements”) with Selexis for the development of high-expression production cell lines expressing our h16C3 and 31.1 antibodies. The Company has already paid a portion of the price of the services, with other payments due upon shipment to the Company of the clonal cell lines and delivery of the final report. Such amounts are fixed at approximately $340,000 and are expected to be paid during 2010. Selexis has not completed its work under the Selexis h16C3 and 31.1 Agreements. The Company has the right to terminate the Selexis h16C3 and 31.1 Agreements at any time and without cause. The Selexis h16C3 and 31.1 Agreements each contain an option to enter into a commercial license agreement with Selexis to commercialize the Selexis- developed high performance cell line, similar in its terms to that for NPC-1C.

Notes to Unaudited Condensed Financial Statements—(Continued)

NOTE I—SUBSEQUENT EVENTS

Subsequent to June 30, 2010 and as of July 31, 2010, the Company received gross proceeds of $425,000 under PPM 7/2010, with finder’s fees of $36,125, for newly subscribed common stock. Those proceeds are presently being held in an escrow account until such time as the Company conducts a closing in accordance with the terms of PPM 7/2010.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Neogenix Oncology, Inc. (“we,” “our,” “Neogenix” or the “Company”) in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “intends,” “anticipates,” “estimates,” “believes” or “plans” or comparable terminology, are forward-looking statements based on current expectations about future events, which we have derived from information currently available to us. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:

•	achieve a profitable level of operations or, if achieved, sustain profitability on an ongoing basis;

•

successfully complete our product development efforts, obtain required regulatory approvals in a timely manner, manufacture our product candidates at an acceptable cost and with acceptable quality or market any approved products;

•	obtain additional funding when needed or on terms reasonable or acceptable to us;

•	obtain FDA and other regulatory approvals for our product candidates on a timely basis;

•	continue our relationship with our collaborative partners and other third-parties, including Selexis AG, on which we rely to adequately produce and test our cell lines;

•

compete with companies in the medical technology field with substantially greater capital and other resources or greater experience in the manufacturing, marketing and distribution of products than us;

•	develop commercially feasible products and services that remain competitive in light of the technological changes in our industry;

•	secure patents for our products and protect our trade secrets;

•	avoid costly patent litigation and product liability claims;

•

rely on contracted third parties and/or pharmaceutical partners for the manufacture of products in accordance with cGMP as prescribed by the FDA and other regulatory authorities and produce adequate supplies to meet future development and commercial requirements;

•	achieve market acceptance for our products with the medical community and third-party payors;

•

successfully execute our business strategies, including evaluating and, where appropriate, entering into potential acquisitions of companies, assets or complementary technologies or strategic alliances; and

•	successfully complete adequate and well-controlled clinical trials demonstrating, with substantial evidence, the efficacy and safety of our product candidates in the indications being studied.

There are a number of additional important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth in “Item 1A. Risk Factors” in our Form 10 registration statement, including any amendments thereto, and elsewhere, and any subsequent periodic or current reports filed by us with the Securities and Exchange Commission (the “SEC”).

In addition, any forward-looking statements represent our expectations only as of the day we filed this Quarterly Report with the SEC and should not be relied upon as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

Overview

We are a development stage biotechnology company focused on developing and commercializing therapeutic and diagnostic products for the early detection and treatment of pancreatic, colorectal, lung, cervical, prostate and other cancers. The markets for diagnostic and therapeutic products for these cancers are substantial in size and growing, and the limitations of many current diagnostic and therapeutic products are widely recognized.

Since our inception , we have devoted substantially all of our capital resources to the development of diagnostic and therapeutic monoclonal antibodies targeted against both pancreatic and colorectal cancer. In 2008, we began our first clinical study of a diagnostic product, using several of our mAbs, to detect pancreatic and colorectal cancers. In December 2009, we initiated a multi-center Phase I clinical trial at Johns Hopkins University Hospital and North Shore University Hospital of our lead therapeutic product candidate for advanced pancreatic and colorectal cancer.

We have generated no revenues since inception through June 30, 2010 except for interest income earned on funds invested in bank certificates of deposit. We have funded our business principally with the net proceeds from sales of our common stock in private placement transactions.

We have never been profitable and, as of June 30, 2010, we have an accumulated deficit of approximately $88.7 million. We have incurred net losses of approximately $11.3 million and $18.4 million in the six months ended June 30, 2010 and 2009, respectively. Our losses totaled $88.7 million for the period commencing January 1, 2004 (inception) and ended June 30, 2010. We expect to incur significant and increasing operating losses for the next few years as we advance our products from discovery through preclinical studies to clinical trials and seek to fund our operations through public or private equity or debt financings or other sources, such as strategic partnerships and product licensing agreements. We will need additional financing to support our operating activities. Adequate additional funding may not be available to us on acceptable terms, or at all.

Critical accounting policies and estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates.

At this stage of our development, we believe that the assumptions, judgments and estimates involved in the accounting for stock based compensation have the greatest potential impact on our financial statements at this time. This area is a key component of our results of operations and is based on complex rules which require us to make judgments and estimates, so we consider this to be a critical accounting policy.

Stock Based Compensation. We account for stock based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Stock Compensation. Stock based compensation for stock options is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. We use the Black-Scholes model to value option awards. We recognize compensation cost on a straight-line basis over the requisite service period.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. Since our stock is not traded on a public exchange, and there is limited historical data on the price of our shares, we have identified several similar entities from which to estimate our expected volatility. The expected volatility rates are estimated based on historical and implied volatilities of these companies’ common stock. The risk-free interest rates are based on the U.S. Treasury securities constant maturity rate that corresponds to the expected life. The expected life represents the average time that options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. We estimate pre-vesting forfeitures when recognizing stock-based compensation expense based on historical rates and forward-looking factors.

Research and Development. We enter into agreements with third parties for research and development activities that may be fixed fee or fee for service contracts. As of each balance sheet date, we review purchase commitments and accrue expenses based on factors such as estimates of work performed, costs incurred and other events. Accrued research costs are subject to revisions as projects progress to completion. Revisions are recorded in the period in which the facts that give rise to the revision become known. There is significant judgment involved in estimating the progress of research and development activities. Additionally, a significant portion of our research and development expense has been the result of the issuance of stock options in exchange for services. As noted under “Stock Based Compensation” above, the valuation of stock options issued for services requires significant judgment and the amounts recorded could differ materially if different assumptions were used. Our estimated accrued expenses related to research and development activities are subject to change and may be revised based on more current information that may become known in future periods. Such amounts could differ materially if different assumptions were used.

Results of Operations—Three and six months ended June 30, 2010 compared to three and six months ended June 30, 2009

Revenue

To date, we have not generated any revenue from product sales or operations. Our only income is from interest income earned on funds invested in bank certificates of deposit. Interest income for the three months ended June 30, 2010 was $60,828, compared against $32,973 for the three months ended June 30, 2009. Interest income for the six months ended June 30, 2010 was $132,643, compared against $57,553 for the six months ended June 30, 2009. The increase in interest income resulted from a higher average balance of cash, cash equivalent, and investments in the three and six months ended June 30, 2010 compared to the same periods in 2009.

In the future, we may generate revenue from a combination of product sales, license fees, milestone and other payments or royalties resulting from the exclusive territorial rights for and the sales of products sold under licenses of our intellectual property. We do not expect to generate revenue from product sales or royalties until mid 2011 or 2012. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected. We will need to generate significant revenues to achieve profitability and we may never do so.

General and administrative expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resources functions. Other costs include legal costs, audit fees, consultant fees, finders fees, trade show expenses and other operating expenses. For the three months ended June 30, 2010, general and administrative expenses totaled $3.3 million, compared to $10.6 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, general and administrative expenses totaled $7.1 million, compared to $15.3 million for the same period in 2009. The decrease in general and administrative costs for the three and six months ended June 30, 2010 compared to the same periods in the prior year is primarily due to a decrease in stock-based compensation expense of $8.8 million and $10.6 million, respectively. These decreases were offset by increases in legal, audit, staffing and consulting expenses.

Research and development expenses

Research and development expense consists of costs incurred in connection with the development of our monoclonal antibodies. These expenses consist primarily of:

•	employee-related expenses, which include salaries and benefits;

•	expenses incurred under agreements with contract research organizations, consultants and investigative sites that conduct our clinical trials and a substantial portion of our preclinical studies;

•	the cost of acquiring and manufacturing clinical trial materials;

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets;

•	license fees for any milestone payments related to licensed products and technology;

•	stock-based compensation expense to employees and non-employees involved in any research and development related activities; and

•	costs associated with non-clinical activities and regulatory approvals.

The anticipated completion date of development work, other than clinical trials, on our first product candidate, NPC-1C, is December 31, 2010. Research and development expenses from inception to date have totaled approximately $29.9 million. The completion is dependent upon reengineering work conducted by an independent development firm completing its contractual obligations in a timely manner and without any unanticipated manufacturing issues arising. Upon completion of our development work, we will continue clinical trials and regulatory efforts to complete FDA approval which we anticipate late in 2012. Currently, we estimate incurring additional expenses of approximately $49.0 million in order to launch NPC-1C.

Material cash flows from this project are not anticipated to occur until the completion of FDA approved clinical trials, which we believe to be no earlier than the end of 2012. We believe that cash flows from revenues derived either from direct sales, joint venture agreements or some type of collaboration agreement with biotechnology or pharmaceutical firms could begin in early 2013.

There can be no assurance that we will be able to complete development, clinical trials and FDA approval within our anticipated schedule. Unforeseen challenges could create delays. Such delays could result in additional costs beyond what we have budgeted and could cause difficulty raising additional capital. Without adequate capital from investors, we will not be able to complete development of NPC-1C.

We expense research and development costs as incurred. Conducting a significant amount of research and development is central to our business model. Research and development expenses have historically been focused exclusively on the development of NPC-1C. Starting in 2010, minor research and development costs have been incurred for preliminary assessment of our second monoclonal antibody, h16C3. However, these costs are estimated to be less than 1% ($.3 million) of total research and development costs for the six months ended June 30, 2010. We do not anticipate significant further costs relating to h16C3 until we have raised adequate funding. Prior to December 31, 2009, we did not track research and development costs by project because we were not making a material effort on more than one project and we did not have the systems in place to track costs by project. Effective January 1, 2010, we implemented a new accounting system that allows us to track research and development costs by project and we began tracking those costs by project beginning July 1, 2010.

For the three and six months ended June 30, 2010, research and development expenses totaled approximately $2.0 million and $4.4 million, respectively, compared to approximately $1.2 million and $3.2 million, respectively, for the same periods in 2009. The increase in research and development expenses from the same periods in 2009 is attributable to the development of a re-engineered version of the NPC-1C monoclonal antibody and increased staffing level of scientific researchers.

Net loss and net loss per share

For the three and six months ended June 30, 2010, net loss totaled $5.2 million and $11.3 million, respectively, while our net loss per share on a weighted average basic and fully diluted basis was $.24 and $.52 per share, respectively. These figures compared to a net loss of $11.8 million and $18.4 million, respectively, and a net loss per share on a weighted average basic and fully diluted basis of $.57 and $.90 per share, respectively, for the three and six months ended June 30, 2009.

Liquidity and Capital Resources

Our primary cash requirements are to fund our research and development and clinical programs, obtain regulatory approvals, prosecute, defend and enforce any patent claims and other intellectual property rights, fund general and administrative expenses and meet our contractual obligations.

Our cash requirements could change materially as a result of our research and development and clinical programs, licensing activities or other corporate developments.

We have incurred operating losses since our inception and historically have financed our operations principally with the net proceeds from sales of our common stock in private placement transactions. During the second quarter we sold 402,880 shares of our shares of common stock at $12.50 per share to a total of approximately 60 accredited investors. During the first quarter of 2010, we sold 59,500 shares of our common stock at $12.50 per share to a total of approximately 10 accredited investors. In 2009, we sold 1,141,752 shares of our common stock at $5.00 per share and 2,054,306 shares of our common stock at $7.50 per share, to a total of approximately 212 accredited investors. Since our inception, we have raised approximately $43 million, net of finder’s fees and transactions costs from the sale of our common stock.

We maintain separate lines of credit with two commercial banks, which are secured against certificates of deposit in the same amounts, as follows: $5,000,000 line of credit, which expires on February 5, 2011; and $100,000 line of credit, which expires July 18, 2014. As of June 30, 2010, there were no borrowings outstanding under these lines of credit. A $2,225,000 line of credit expired on June 30, 2010 and was renewed for another year until June 30, 2011. The expiration of this line of credit or either of the other lines of credit will not have an impact on our operations.

As of June 30, 2010, we had cash and cash equivalents and other investments of approximately $10.7 million, of which approximately $2.8 million are cash and cash equivalents and approximately $7.9 million are certificates of deposit with commercial banks, of varying lengths of time, all of which we can access immediately, if necessary, at minimal cost to us. We expect that this amount plus any additional amounts raised for subscriptions for common stock will be sufficient to fund our normal operating needs through June 30, 2011. If we are unable to raise additional funds, we believe that we would be able to reduce the level of our spending so that these funds would be sufficient to fund our operating needs through June 30, 2011. Our business will require additional investment that we have not yet secured. The amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control. These factors include, but are not limited to:

•	the results of our Phase I clinical trial of our lead therapeutic product candidate and our clinical study of a diagnostic product;

•	our ability to successfully develop, obtain regulatory approval for, introduce, market and sell new products;

•	economic conditions in the U.S. capital and other markets in which we will seek to secure additional investment;

•	the level of our general and administrative expenses and research and development expenses;

•	the extent to which we enter into, maintain and derive revenue from licensing agreements;

•	the level of our expenses associated with the audit of our financial statements or with compliance with other corporate governance and regulatory developments or initiatives; and

•	regulatory changes and technological developments in our markets.

General market conditions or other factors may not support capital raising transactions. If we are unable to obtain sufficient additional funds on a timely basis, we may need to delay, scale back or eliminate certain of our research and development programs or license to third parties products or technologies that we would otherwise undertake or retain ourselves, and there could be a material adverse effect on our financial condition or results of operations.

We expect to continue to experience net operating losses for the foreseeable future. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital as well as to fund our research and development programs, although we can provide no assurance whether additional funds will be available on terms acceptable to us, if at all.

Operating Activities

At June 30, 2010, we had working capital of approximately $2.3 million, as compared to approximately $6.1 million at December 31, 2009.

Net cash used in operating activities for the six months ended June 30, 2010 was approximately $7.1 million, compared to approximately $4.3 million, for the same period in 2009. Our cash used in operating activities for the six months ended June 30, 2010 consisted mainly of our net loss of approximately $11.3 million, offset by non-cash equity based compensation of approximately $4.1 million. Cash used in operating activities for the comparable 2009 period consisted mainly of our net loss of approximately $18.4 million, offset by non-cash equity based compensation of approximately $14.2 million. The increase in cash used in operating activities was primarily a result of an increase in operating expenses as we continue to expand our efforts to obtain regulatory approval for our cancer diagnostic products and due to costs associated with preparations to begin operating as a public reporting company.

As a development stage company, we continue to incur significant net losses as research and development activities progress.

Until we obtain regulatory approval for our cancer diagnostic products, we expect to continue to incur growing negative cash flows from operating activities.

Investing Activities.

Net cash used in investing activities for the six months ended June 30, 2010 was approximately $0.4 million, compared to approximately the same amount for the same periods in 2009, mainly a result of purchases of property and equipment to support our efforts to obtain regulatory approval for our cancer diagnostic products and purchases of restricted certificates of deposit that are required as collateral for our lines of credit.

Financing Activities.

Net cash provided by financing activities for the six months ended June 30, 2010 was approximately $3.7 million, compared to approximately $5.9 million, for the same period in 2009, which represents cash collected on the sale of common stock. At June 30, 2010, subscriptions receivable amounted to $1.7 million and were collected after June 30, 2010.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T:	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Controls

We are aware of material weaknesses with respect to procedures relating to the maintenance of our stock ledger, the recording of compensation paid in the form of stock options for finder’s fees, the recording of certain offering costs, and the execution of option agreements with external consultants. We have been working to improve these procedures during the period covered by this report, and will continue to implement changes to our internal controls in future periods. Subject to the foregoing, there were no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system cannot provide absolute assurance due to its inherent limitations; it is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. A control system also can be circumvented by collusion or improper management override. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of such limitations, disclosure controls and internal control over financial reporting cannot prevent or detect all misstatements, whether unintentional errors or fraud. However, these inherent limitations are known features of the financial reporting process; therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

There are not presently any material pending legal proceedings to which we are party or as to which any of our property is subject, and no such proceedings are known to us to be threatened or contemplated against Neogenix.

Item 1A.	Risk Factors

There have not been any material changes in the risk factors previously disclosed in Item 1A of our Form 10 registration statement previously filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The information below lists all of our securities sold by us during the quarterly period ending June 30, 2010 which were not registered under the Securities Act of 1933. We paid no underwriting discounts or commissions in connection with any of the following transactions:

•

At a series of closings between April 1, 2010 and June 30, 2010, we issued 402,880 shares of Common Stock at a purchase price of $12.50 per share, for an aggregate purchase price of $5,036,000. In connection with this offering, we paid $409,961 in fees and expenses to finders for their services. These shares were issued to accredited investors (as defined under Rule 501(a) promulgated under the Securities Act of 1933) pursuant to a private placement, without the use of any general solicitation or public offering, and are therefore exempt from registration under Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.

•	In May 2010, we issued 11,600 shares of Common Stock at a purchase price of $2.00 per share, for an aggregate purchase price of $23,200 in connection with the exercise of options by a shareholder.

The company did not repurchase any securities between April 1, 2010 and June 30, 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

a)	Exhibits

10.1	Services Agreement between Neogenix and Selexis SA dated April 12, 2010 (incorporated by reference from Exhibit 10.29, filed as part of the Company’s Form 10 registration statement)**

10.2	Services Agreement between Neogenix and Selexis SA dated April 12, 2010 (incorporated by reference from Exhibit 10.30, filed as part of the Company’s Form 10 registration statement)**

31.1	Certification of Principal Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

**	Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. This information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 as amended, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOGENIX ONCOLOGY, INC.
A Maryland Corporation

Date: August 12, 2010	/s/ DR. PHILIP ARLEN
Dr. Philip Arlen
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2010	/s/ PETER GORDON
Peter Gordon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Services Agreement between Neogenix and Selexis SA dated April 12, 2010 (incorporated by reference from Exhibit 10.29, filed as part of the Company’s Form 10 registration statement)**

10.2	Services Agreement between Neogenix and Selexis SA dated April 12, 2010 (incorporated by reference from Exhibit 10.30, filed as part of the Company’s Form 10 registration statement)**

31.1	Certification of Principal Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

**	Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. This information has been filed separately with the Securities and Exchange Commission.