Form 10-Q
period 2010-09-30
Neogenix Oncology Inc
filed 2010-11-15
CIK 1341293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒:	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. Common Stock outstanding as of October 31, 2010: 22,309,598 shares

		PAGE

PART I: FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Balance Sheets September 30, 2010 (unaudited) and December 31, 2009	3

	Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009, and for the Period from January 1, 2004 (Inception) to September 30, 2010 (Unaudited)	4

	Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009, and for the Period from January 1, 2004 (Inception) to September 30, 2010 (Unaudited)	5

	Notes to Unaudited Financial Statements	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4:	Controls and Procedures	20

PART II: OTHER INFORMATION		21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	(Removed and Reserved)	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		23

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Condensed Balance Sheets

	As of September 30, 2010	As of December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,751,686	$6,661,982
Restricted short-term investments	236,544	232,821
Short-term investments	213,626	210,350
Prepaid expenses	156,803	66,327

Total current assets	2,358,659	7,171,480

Restricted long-term investments	7,374,032	7,212,429
Long-term investments	—	103,998
Property and equipment, net of accumulated depreciation of $465,151 and $305,747 as of September 30, 2010 and December 31, 2009, respectively	1,030,774	845,792
Other assets	11,751	14,492

Total Assets	$10,775,216	$15,348,191

LIABILITIES
Current liabilities:
Accounts payable	$347,717	$529,845
Accrued expenses	268,807	532,973

Total current liabilities	616,524	1,062,818

Deferred rent	25,322	9,546

	641,846	1,072,364

Commitments and other matters (Note H)

STOCKHOLDERS’ EQUITY
Series A preferred stock; $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.00001 par value; 200,000,000 shares authorized; 22,309,598 and 21,715,420 issued and outstanding, respectively	223	217
Additional paid-in capital	103,434,859	91,764,530
Subscriptions receivable	—	(104,619)
Deficit accumulated during the development stage	(93,301,712)	(77,384,301)

Total Stockholders’ Equity	10,133,370	14,275,827

Total Liabilities and Stockholders’ Equity	$10,775,216	$15,348,191

See notes to unaudited condensed financial statements

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period From January 1, 2004 (Inception) Through September 30,
	2010	2009	2010	2009	2010

Revenue	$—	$—	$—	$—	$—

Costs and expenses:
Research and development	1,958,720	1,184,083	6,339,659	4,356,325	31,894,580
General and administrative	2,689,561	6,591,533	9,782,275	21,848,019	61,945,566

Total costs and expenses	4,648,281	7,775,616	16,121,934	26,204,344	93,840,146

Loss from operations	(4,648,281)	(7,775,616)	(16,121,934)	(26,204,344)	(93,840,146)

Other income (expense):
Interest income	71,880	45,796	204,523	103,349	538,434

Loss before income taxes	(4,576,401)	(7,729,820)	(15,917,411)	(26,100,995)	(93,301,712)

Provision for income taxes	—	—	—	—	—

Net loss	$(4,576,401)	$(7,729,820)	$(15,917,411)	$(26,100,995)	$(93,301,712)

Net loss per common share – basic and diluted	$(0.21)	$(0.36)	$(0.72)	$(1.25)

Weighted average shares outstanding – basic and diluted	22,240,000	21,547,000	21,958,000	20,840,000

See notes to unaudited condensed financial statements

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Unaudited Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		For the Period From January 1, 2004 (Inception) Through September 30,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(15,917,411)	$(26,100,995)	$(93,301,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash acquisition of in-process research and development	—	—	8,375,286
Equity based compensation	5,419,134	19,903,046	48,930,339
Salaries payable to founding stockholders	—	—	66,444
Depreciation and amortization	190,874	96,613	517,915
Deferred rent	15,776	1,373	25,322
Loss on the sale or exchange of equipment	—	—	776
Changes in:
Prepaid expenses	(90,476)	(38,483)	(156,803)
Deferred financing costs	—	—	(14,700)
Other assets	2,741	(3,938)	(11,751)
Accounts payable and accrued expenses	(446,294)	323,786	616,524

Net cash used in operating activities	(10,825,656)	(5,818,598)	(34,952,360)

Cash flows from investing activities:
(Purchases) sales of investments	100,722	(34,743)	(213,626)
Purchase of restricted investments	(165,326)	(1,182,621)	(7,610,576)
Purchase of property and equipment	(375,856)	(447,868)	(1,549,465)

Net cash used in investing activities	(440,460)	(1,665,232)	(9,373,667)

Cash flows from financing activities:
Net proceeds from sale of common stock, including subscriptions receivable	6,227,620	13,974,739	45,565,422
Proceeds on advances from principal founding stockholder	—	—	80,000
Repayments on advance from principal founding stockholder	—	(2,674)	(145,444)
Deferred financing cost	—	—	(36,000)
Proceeds from exercise of stock options	128,200	—	789,485
Proceeds from lines of credit	—	—	750,000
Repayments on lines of credit	—	(250,000)	(750,000)
Repurchase of common stock	—	—	(195,750)
Sale of treasury stock	—	—	20,000

Net cash provided by financing activities	6,355,820	13,722,065	46,077,713

Net (decrease) increase in cash and cash equivalents	(4,910,296)	6,238,235	1,751,686
Cash and cash equivalents - beginning of period	6,661,982	2,762,829	—

Cash and cash equivalents - end of period	$1,751,686	$9,001,064	$1,751,686

Supplemental disclosure of noncash investing activities:
Exchange of fixed assets	$—	$—	$7,300

Supplemental disclosures of noncash financing activities:
Payable settled by issuance of founding stockholders’ shares at par value of $0.00001	$—	$—	$1,000
Retirement of treasury stock	$—	$—	$175,750
Subscriptions receivable	$104,619	$1,186,753	$—
Options granted for finder’s fee	$—	$—	$328,631
Deferred financing costs	$—	$—	$14,700

See notes to unaudited condensed financial statements

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Notes to Unaudited Condensed Financial Statements

NOTE A - THE COMPANY

Neogenix Oncology, Inc. (“Neogenix” or the “Company”) was formed as a Maryland corporation on December 31, 2003 (inception) and had nominal activity until it commenced operations on April 1, 2004. In September 2005, the Company changed its name from Neogenix Oncology Corp. to Neogenix Oncology, Inc.

Neogenix is a biotechnology company focused on developing novel therapeutic and diagnostic products for the treatment of pancreatic, colon, lung, prostate and various other cancers. The Company rents a research and development facility in Rockville, Maryland and has its administrative and clinical studies offices in Great Neck, New York. The Company has not generated any revenue from inception through September 30, 2010.

The Company has devoted its efforts primarily towards the development of therapeutic monoclonal antibodies, targeted against pancreatic and colorectal cancer. The costs for manufacturing these therapeutic products, to meet Food and Drug Administration (“FDA”) standards, and completing the pre-clinical tests, required by the FDA for therapeutics, have been expensed as incurred. Phase I clinical trials are planned for patients with advanced cancer who have failed all standard forms of therapy. The Company intends to use the FDA Fast Track approval process for its therapeutic products. The Fast Track programs are designed to facilitate the development, and expedite the review, of new drugs that are intended to treat serious or life-threatening conditions and/or demonstrate the potential to address unmet medical needs. Products showing some degree of benefit, in terms of enhancement of survival for several months without major toxicity, may receive more timely approval. However, there is no guarantee the Company will ever obtain the necessary FDA approval for their product candidates.

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

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements are presented in accordance with U.S. generally accepted accounting principles (US GAAP) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.

In the opinion of management, the accompanying unaudited condensed financial statements as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009 reflect all adjustments (consisting only of normal recurring items) necessary to present fairly the financial information set forth therein. The balance sheet as of December 31, 2009, presented herein is derived from the audited balance sheet included in the Company’s previously filed Form 10 registration statement. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. We believe that the following disclosures, when read in conjunction with the annual financial statements and footnotes for the year ended December 31, 2009, are adequate to make the information presented not misleading. Results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

NOTE B - BASIS OF PRESENTATION (CONTINUED)

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet the Company’s obligations. Management continues to devote substantial time to raise cash through the sale of common stock, and believes that such financing will support the Company through September 30, 2011. Subsequent to September 30, 2010, the Company received gross proceeds of $572,500 from a Private Placement Memorandum dated July 1, 2010 (“PPM 7/2010”), with finder’s fees of $40,800, through the issuance of common stock as discussed in Note I. Those proceeds are presently being held in an escrow account until such time as the Company conducts a closing in accordance with the terms of PPM 7/2010.

NOTE C - SIGNIFICANT ACCOUNTING POLICIES

[1] Cash and cash equivalents:

The Company considers all highly liquid investments with an original maturity of three months or less at the date acquired to be cash equivalents.

[2] Investments:

The Company holds investments in certificates of deposit with various terms and interest rates. Certificates of deposit with a remaining term of less than one year are classified as current on the balance sheets. Those with a remaining term of greater than one year are classified as long-term on the balance sheets. Certain certificates of deposit are being held as collateral for lines of credit and are included in restricted investments on the balance sheets.

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

[4] Impairment of long-lived tangible assets

The Company reviews long-lived tangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows projected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less disposal costs.

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

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

NOTE C - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

[6] Fair value of financial instruments:

The carrying values of the Company’s cash and cash equivalents, subscriptions receivable and accounts payable (including accrued expenses) approximate their fair values based on the short-term nature of such items. The carrying values of long-term certificates of deposit and restricted certificates of deposit approximate their fair values based on applicable market interest rates.

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

[8] Concentration of credit risk:

The Company maintains cash balances in bank accounts which are insured by the Federal Deposit Insurance Corporation for up to $250,000 in each institution. The Company’s management believes it reduces risks by banking with major financial institutions.

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

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

NOTE C - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

[11] Basic and diluted net loss per share:

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants. In computing diluted net loss per share for the three and nine months ended September 30, 2010 and 2009, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants would be anti-dilutive.

At September 30, 2010 and 2009 potential common shares not included in calculating diluted net loss per share are as follows:

	2010	2009

Stock options	19,164,900	16,389,000
Warrants	1,000,000	1,000,000

Total	20,164,900	17,389,000

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

[13] Recently adopted accounting pronouncements

Variable Interest Entities — In June 2009, the FASB issued Accounting Standards Update No. 2009-17 (FASB ASU 09-17), “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities.” FASB ASU 09-17 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The new guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This standard also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This standard is effective for fiscal years beginning after November 15, 2009. The adoption of this standard did not have a material effect on our financial statements.

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

NOTE C - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[13] Recently adopted accounting pronouncements (CONTINUED)

Fair Value Measurements — In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (FASB ASU 10-06), “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” FASB ASU 10-06 provides new requirements for disclosures about transfers into and out of Level 1 and 2 inputs and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The new requirements clarify existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. These requirements are effective for the first reporting period, including interim periods, beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuance, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The future requirements of this standard are not expected to have a material effect on our financial statements.

Subsequent Events — In February 2010, the FASB issued authoritative guidance which eliminated as of February 2010 the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The adoption of this guidance did not have a material impact on the Company’s results of operations, cash flows or financial condition.

[14] Recent accounting pronouncements not yet adopted

Multiple-Deliverable Revenue Arrangements — In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (FASB ASU 09-13), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force).” FASB ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB Topic 605-25 (Revenue Recognition – Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either the company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. We may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The future requirements of this standard are not expected to have a material effect on our financial statements.

NOTE D - FAIR VALUE

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

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

NOTE D - FAIR VALUE (CONTINUED)

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

Total investments in certificates of deposit held by the Company with a fair value at September 30, 2010 and December 31, 2009 of $7,824,202 and $7,759,598, respectively, are classified as Level 1 within the fair value hierarchy. The original maturity dates of these certificates of deposit are greater than three months. Restricted investments are held as collateral for the lines of credit.

NOTE E - INCOME TAXES

At September 30, 2010, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and current operating losses because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

As defined in Section 382 of the Internal Revenue Code, the Company may have undergone, or may undergo in the future, a greater than fifty percent ownership change as a result of financing initiatives. Consequently, there may be limitations on the amount of the Company’s NOLs which may be utilized to offset future taxable income in any one year.

The Company had no adjustments to uncertain tax positions during the nine months ended September 30, 2010.

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax provision (benefit) in the statements of operations. The Company had accrued no interest or penalties during the nine months ended September 30, 2010 and 2009.

The Company’s tax returns filed in multiple jurisdictions are subject to audit by taxing authorities. As of September 30, 2010, years 2006 and after remain open for audit by taxing authorities.

NOTE F - EQUITY TRANSACTIONS AND SHARE-BASED COMPENSATION

[1] Common stock:

Under a Private Placement Memorandum dated January 4, 2010 (“PPM 1/2010”), the Company offered 4,000,000 shares of common stock for aggregate proceeds of $50,000,000, before offering costs, at a purchase price of $12.50 per share of common stock. The offer under PPM 1/2010 terminated on June 30, 2010. Beginning in July 2010, under the PPM 7/2010, the Company offered 3,200,000 shares of common stock for aggregate proceeds of $40,000,000, before offering costs, at a purchase price of $12.50 per share of common stock (PPM 1/2010 and PPM 7/2010 are together referred to as the “PPM 2010”). The proceeds from the PPM 2010 are being used to fund clinical trials, to develop diagnostic products and to fund the Company’s ongoing research and development programs, patent expenses, operating expense and working capital needs. The Company sold 530,078 shares of common stock at $12.50 per share, for total gross proceeds of approximately $6,626,000 during the nine months ended September 30, 2010. In connection with the PPM 2010, the Company incurred finder’s fees of approximately $503,000 for the nine months ended September 30, 2010. At September 30, 2010 there were no subscriptions receivable. During the nine months ended September 30, 2010, options and warrants to 64,100 shares of common stock, with an exercise price of $2 per share, were exercised, with gross proceeds of $128,200.

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

NOTE F - EQUITY TRANSACTIONS AND SHARE-BASED COMPENSATION (CONTINUED)

[2] Share-based compensation:

Under the 2005 Employee, Director and Consultant Stock Option Plan (the “Plan”), the Company is authorized to issue incentive stock options and non-qualified stock options, at the discretion of the Board of Directors, to purchase shares of common stock. The Plan is to terminate in August 2015. At various times, the Board of Directors has approved the increase in total number of options available for grant under the Plan. At September 30, 2010, there were a total of 20,000,000 options available for grant under the plan. As the Stock Option Plan Administrators, the CEO and the CFO may grant options to non-executive officers without further Board of Directors approval. Any options to be granted to executive officers must be approved by the Board of Directors. The exercise price is determined by the Board of Directors at the time of the granting of an option. Options granted to officers and employees vest over a period not greater than four years, and expire no later than ten years from the date of grant.

During the nine months ended September 30, 2010 and 2009, the Company granted, under the Plan, 440,000 and 5,223,000 options, respectively, to employees, directors, consultants and committee members.

The Black-Scholes option pricing model was used to determine the fair value of options granted. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Nine Months Ended September 30,
	2010	2009

Range of fair value at date of grant for options granted during the period	$5.52 - 8.63	$3.69 - 5.46
Dividend yield	0%	0%
Expected volatility	87% - 88%	75% - 86%
Range of risk free interest rate	1.46% - 2.56%	1.60% - 2.57%
Expected life	5 years	5 years

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

For the three and nine months ended September 30, 2010, the share-based compensation charge for all options discussed above was $837,005 and $4,055,390, respectively, which was recorded in general and administrative expenses, and $438,590 and $1,363,744, respectively, recorded in research and development expenses.

For the three and nine months ended September 30, 2009, the share-based compensation charge for all options discussed above was $5,546,409 and $19,395,685, respectively, which was recorded in general and administrative expenses, and $169,120 and $507,361, respectively, recorded in research and development expenses.

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

NOTE F - EQUITY TRANSACTIONS AND SHARE-BASED COMPENSATION (CONTINUED)

[2] Share-based compensation (CONTINUED)

A summary of the status of all stock options discussed above as of September 30, 2010 and 2009, and changes during the nine months then ended is presented below (in thousands, except per share data):

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at beginning of period	18,789	$5.28	11,166	$3.83
Granted	440	10.45	5,223	7.14
Exercised	(64)	2.00	—	—
Forfeited/expired	—	—	—	—

Outstanding at end of period	19,165	5.41	16,389	4.89	3.78 Years

Options exercisable at period end	16,333	5.03	14,534	4.73	3.71 Years

Weighted average grant date fair value of options granted during the period		7.21		4.65

The following table summarizes information about stock options outstanding at September 30, 2010 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00 - $2.00	1,041	1.63	$1.84	1,040	$1.84
$3.00 - $4.00	6,287	2.59	$3.38	5,970	$3.35
$5.00 - $6.00	6,018	3.29	$5.47	5,781	$5.49
$7.00 - $10.00	5,579	4.02	$8.00	3,522	$8.00
$11.00 - $13.00	240	4.54	$12.50	20	$12.50

	19,165	3.20	5.41	16,333	5.03

There were approximately 2,832,000 stock options that have not vested as of September 30, 2010. There is approximately $12,663,000 of unrecognized stock compensation expense related to unvested awards expected to be recognized over the next 42 months. The Company has estimated a zero forfeiture rate for options granted to employees for the nine months ended September 30, 2010.

As of September 30, 2010, options outstanding had an intrinsic value of $135,810,000.

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

NOTE F - EQUITY TRANSACTIONS AND SHARE-BASED COMPENSATION (CONTINUED)

[3] Warrants:

A summary of the status of all warrants as of September 30, 2010, and changes during the nine months then ended is presented below (in thousands, except per share data):

	Warrants	Weighted Average Exercise Price

Outstanding at beginning of period	1,000	$5.00
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—

Outstanding at end of period	1,000	5.00

Warrants exercisable at period end	1,000	5.00

The outstanding warrants have a remaining contractual life of approximately 3.25 years as of September 30, 2010.

NOTE G - RELATED PARTY TRANSACTIONS

The daughter of the former CEO who is currently the Chairman of our Board of Directors, Director of Medical Affairs and a stockholder, provides marketing, investor relations and computer services to the Company. For the nine months ended September 30, 2010 and 2009, total fees paid were $39,645 and $30,160, respectively.

A consulting company, owned 100% by the CFO, provided technology maintenance and support to the Company during 2009 at a fee of $15,000 annually.

The Company has an agreement with a placement agent who is an investor in the Company, to pay between 8.5% and 10% of the gross proceeds raised from new investors introduced by this entity to the Company as finder’s fees. Total amounts earned by the entity for the nine months ended September 30, 2010 and 2009 were $260,516 and $773,152, respectively.

NOTE H - COMMITMENTS

On August 9, 2010, the Company entered into a Service Agreement with Catalent Pharma Solutions LLC for the development of high-expression production cell lines expressing our h16C3 and 31.1 antibodies. The total price to the Company for these services is fixed at $358,000, payable in installments upon the completion of certain milestones. None of the milestones had been met as of September 30, 2010. The Agreement provides that the Company would need to enter into a separate license or sale agreement with Catalent in order to obtain access to any cell lines developed by Catalent.

NOTE I - SUBSEQUENT EVENTS

Subsequent to September 30, 2010, the Company received gross proceeds of $572,500 under PPM 7/2010, with finder’s fees of $40,800, for newly subscribed common stock. Those proceeds are presently being held in an escrow account until such time as the Company conducts a closing in accordance with the terms of PPM 7/2010.

The Company has been awarded a total of $488,959 in two U.S. Government grants through the Qualifying Therapeutic Discovery Project program under The Patient Protection and Affordable Care Act of 2010. This maximum grant amount for a single program of $244,479 was awarded to the Company for both the Development of h16C3 mAb as a Novel Treatment of Colorectal, Pancreatic and Lung Cancers as well as Advancing Two Novel Biomarkers for Diagnosing Pancreatic and Colorectal Cancers. Half of the funds are expected to be received in November 2010 and the other half are expected to be received in January 2011.

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

•

continue our relationship with our collaborative partners and other third-parties, including Selexis SA and Catalent Pharma Solutions LLC, on which we rely to adequately produce and test our cell lines;

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

There are a number of additional important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth in “Item 1A. Risk Factors” in our Form 10 registration statement, effective June 29, 2010, including any amendments thereto, and elsewhere, and any subsequent periodic or current reports filed by us with the Securities and Exchange Commission (the “SEC”).

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

Since our inception, we have devoted substantially all of our capital resources to the development of diagnostic and therapeutic monoclonal antibodies targeted against both pancreatic and colorectal cancer. In 2008, we began our first clinical study of a diagnostic product, using several of our mAbs, to detect pancreatic and colorectal cancers. In December 2009, we initiated a multi-center Phase I clinical trial at Johns Hopkins University Hospital and North Shore University Hospital of NPC-1C, our lead therapeutic product candidate for advanced pancreatic and colorectal cancer. In early October, 2010, the FDA placed our Phase I clinical trial on partial clinical hold while FDA considered our proposed amendment to our investigational drug application (“IND”), submitted to the FDA on October 7. In a letter received by us on October 27, 2010, the FDA notified us that it lifted the partial clinical hold, that new patients may be enrolled in the clinical trial, and that FDA approved the amendment to our IND. In September 2010, we announced that Duke University Medical Center approved its participation in the Phase I clinical trial of NPC-1C.

In October 2010, FDA has granted orphan drug designation to our lead product candidate NPC-1C for the treatment of pancreatic cancer.

We have generated no revenues since inception through September 30, 2010 except for interest income earned on funds invested in bank certificates of deposit. We have funded our business principally with the net proceeds from sales of our common stock in private placement transactions.

We have never been profitable and, as of September 30, 2010, we have an accumulated deficit of approximately $93.3 million. We have incurred net losses of approximately $15.9 million and $26.1 million in the nine months ended September 30, 2010 and 2009, respectively. Our losses totaled $93.3 million for the period commencing January 1, 2004 (inception) and ended September 30, 2010. We expect to incur significant and increasing operating losses for the next few years as we advance our products from discovery through preclinical studies to clinical trials and seek to fund our operations through public or private equity or debt financings or other sources, such as strategic partnerships and product licensing agreements. We will need additional financing to support our operating activities. Adequate additional funding may not be available to us on acceptable terms, or at all. Management continues to devote substantial time to raise cash through the sale of common stock, and believes that such financing will support the Company through September 30, 2011. Subsequent to September 30, 2010, the Company received gross proceeds of $572,500 from a Private Placement Memorandum dated July 1, 2010 (“PPM 7/2010”), with finder’s fees of $40,800, through the issuance of common stock. Those proceeds are presently being held in an escrow account until such time as the Company conducts a closing in accordance with the terms of PPM 7/2010.

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

At this stage of our development, we believe that the assumptions, judgments and estimates involved in the accounting for stock based compensation have the greatest potential impact on our financial statements. This area is a key component of our results of operations and is based on complex rules which require us to make judgments and estimates, so we consider this to be a critical accounting policy.

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

Results of Operations – Three and nine months ended September 30, 2010 compared to three and nine months ended September 30, 2009

Revenue

To date, we have not generated any revenue from product sales or operations. Our only income is from interest income earned on funds invested in bank certificates of deposit. Interest income for the three months ended September 30, 2010 was $71,880, compared against $45,796 for the three months ended September 30, 2009. Interest income for the nine months ended September 30, 2010 was $204,523, compared against $103,349 for the nine months ended September 30, 2009. The increase in interest income resulted from a higher average balance of cash, cash equivalents and investments in the three and nine months ended September 30, 2010 compared to the same periods in 2009.

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

General and administrative expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resources functions. Other costs include legal costs, audit fees, consultant fees, finders fees, trade show expenses and other operating expenses. For the three months ended September 30, 2010, general and administrative expenses totaled $2.7 million, compared to $6.6 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, general and administrative expenses totaled $9.8 million, compared to $21.8 million for the same period in 2009. The decrease in general and administrative costs for the three and nine months ended September 30, 2010 compared to the same periods in the prior year is primarily due to a decrease in stock-based compensation expense of $4.7 million and $15.3 million, respectively. These decreases were offset by increases in legal, audit, staffing and consulting expenses.

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

The anticipated completion date of development work, other than clinical trials, on our first product candidate, NPC-1C, is December 31, 2010. Research and development expenses from inception to date have totaled approximately $31.9 million. The completion is dependent upon reengineering work conducted by an independent development firm completing its contractual obligations in a timely manner and without any unanticipated manufacturing issues arising. Upon completion of our development work, we will continue clinical trials and regulatory efforts to complete FDA approval which we anticipate late in 2012. Currently, we estimate incurring additional expenses of approximately $47.0 million in order to launch NPC-1C.

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

We expense research and development costs as incurred. Conducting a significant amount of research and development is central to our business model. Research and development expenses have historically been focused exclusively on the development of NPC-1C. Starting in 2010, minor research and development costs have been incurred for preliminary assessment of our second monoclonal antibody, h16C3. However, these costs are estimated to be less than 1% ($.4 million) of total research and development costs for the nine months ended September 30, 2010. We do not anticipate significant further costs relating to h16C3 until we have raised adequate funding. Prior to December 31, 2009, we did not track research and development costs by project because we were not making a material effort on more than one project and we did not have the systems in place to track costs by project. Effective January 1, 2010, we implemented a new accounting system that allows us to track research and development costs by project and we began tracking those costs by project beginning July 1, 2010.

For the three and nine months ended September 30, 2010, research and development expenses totaled approximately $2.0 million and $6.3 million, respectively, compared to approximately $1.2 million and $4.4 million, respectively, for the same periods in 2009. The increase in research and development expenses from the same periods in 2009 is attributable to the development of a re-engineered version of the NPC-1C monoclonal antibody and increased staffing level of scientific researchers.

Net loss and net loss per share

For the three and nine months ended September 30, 2010, net loss totaled $4.6 million and $15.9 million, respectively, while our net loss per share on a weighted average basic and fully diluted basis was $.21 and $.72 per share, respectively. These figures compared to a net loss of $7.7 million and $26.1 million, respectively, and a net loss per share on a weighted average basic and fully diluted basis of $.36 and $1.25 per share, respectively, for the three and nine months ended September 30, 2009.

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

We have incurred operating losses since our inception and historically have financed our operations principally with the net proceeds from sales of our common stock in private placement transactions. During the third quarter we sold 67,698 shares of common stock at $12.50 per share to a total of approximately 16 accredited investors. During the second quarter we sold 402,880 shares of our shares of common stock at $12.50 per share to a total of approximately 60 accredited investors. During the first quarter of 2010, we sold 59,500 shares of our common stock at $12.50 per share to a total of approximately 10 accredited investors. In 2009, we sold 1,141,752 shares of our common stock at $5.00 per share and 2,054,306 shares of our common stock at $7.50 per share, to a total of approximately 212 accredited investors. Since our inception, we have raised approximately $44 million, net of finder’s fees and transactions costs from the sale of our common stock.

We maintain separate lines of credit with two commercial banks, which are secured against certificates of deposit in the same amounts, as follows: $5,000,000 line of credit, which expires on February 5, 2011 with interest at the higher of the U.S. Prime Rate (3.25% at September 30, 2010) or 4%; and $100,000 line of credit, which expires July 18, 2014 with interest at the U.S. Prime Rate. As of September 30, 2010, there were no borrowings outstanding under these lines of credit. Two lines of credit with an available limit of $2,225,000 expired on September 30, 2010 and were renewed for another year until September 30, 2011. Both have interest at the higher of the U.S. Prime Rate plus 1% or 6.5%. The expiration of any of these lines of credit will not have an impact on our operations.

As of September 30, 2010, we had cash and cash equivalents and other investments of approximately $9.5 million, of which approximately $1.8 million are cash and cash equivalents and approximately $7.7 million are certificates of deposit with commercial banks, of varying lengths of time, all of which we can access immediately, if necessary, at minimal cost to us. We expect that this amount plus any additional amounts raised for subscriptions for common stock will be sufficient to fund our normal operating needs through September 30, 2011. If we are unable to raise additional funds, we believe that we would be able to reduce the level of our spending so that these funds would be sufficient to fund our operating needs through September 30, 2011. Our business will require additional investment that we have not yet secured. The amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control. These factors include, but are not limited to:

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

Operating Activities

At September 30, 2010, we had working capital of approximately $1.7 million, as compared to approximately $6.1 million at December 31, 2009.

Net cash used in operating activities for the nine months ended September 30, 2010 was approximately $10.8 million, compared to approximately $5.8 million, for the same period in 2009. Our cash used in operating activities for the nine months ended September 30, 2010 consisted mainly of our net loss of approximately $15.9 million, offset by non-cash equity based compensation of approximately $5.4 million. Cash used in operating activities for the comparable 2009 period consisted mainly of our net loss of approximately $26.1 million, offset by non-cash equity based compensation of approximately $19.9 million. The increase in cash used in operating activities was primarily a result of an increase in operating expenses as we continue to expand our efforts to obtain regulatory approval for our cancer diagnostic products and due to costs associated with preparations to begin operating as a public reporting company.

As a development stage company, we continue to incur significant net losses as research and development activities progress.

Until we obtain regulatory approval for our cancer diagnostic products, we expect to continue to incur growing negative cash flows from operating activities.

Investing Activities.

Net cash used in investing activities for the nine months ended September 30, 2010 was approximately $.4 million, compared to approximately $1.7 million for the same period in 2009, mainly a result of purchases of property and equipment to support our efforts to obtain regulatory approval for our cancer diagnostic products, purchases of restricted certificates of deposit that are required as collateral for our lines of credit and purchases and sales of certificates of deposit based on levels of cash and cash equivalents at the time.

Financing Activities.

Net cash provided by financing activities for the nine months ended September 30, 2010 was approximately $6.4 million, compared to approximately $13.7 million, for the same period in 2009, which represents cash collected on the sale of common stock.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4:	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CFO concluded that as of September 30, 2010, our disclosure controls and procedures were effective, notwithstanding that in August 2010 we failed to timely file a current report on Form 8-K with respect to our entry into a material agreement with Catalent Pharma Solutions LLC. A current report relating to our agreement with Catalent was filed on September 3, 2010. Our management has reviewed the facts surrounding this untimely filing, reviewed our disclosure controls and procedures and the reporting requirements relating to our entry into material agreements and has adopted improved controls regarding material agreements to assure that such agreements are timely disclosed.

Changes in Internal Controls

We identified material weaknesses in previous periods with respect to procedures relating to the maintenance of our stock ledger, the recording of compensation paid in the form of stock options for finder’s fees, the recording of certain offering costs, and the execution of option agreements with external consultants. We have implemented procedures during the quarter ended September 30, 2010 to ensure proper maintenance of our stock ledger, the recording of compensation paid in the form of stock options for finder’s fees, the recording of certain offering costs and the execution of option agreements with external consultants to ensure that such transactions are done timely and in accordance with accounting standards generally accepted in the United States. There were no other changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information below lists all of our securities sold by us during the quarterly period ended September 30, 2010 which were not registered under the Securities Act of 1933. We paid no underwriting discounts or commissions in connection with any of the following transactions:

•

At a series of closings between July 1, 2010 and September 30, 2010, we issued 67,698 shares of Common Stock at a purchase price of $12.50 per share, for an aggregate purchase price of $846,225. In connection with this offering, we paid $52,107 in fees and expenses to finders for their services. These shares were issued to accredited investors (as defined under Rule 501(a) promulgated under the Securities Act of 1933) pursuant to a private placement, without the use of any general solicitation or public offering, and are therefore exempt from registration under Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.

•

In September 2010, we issued 52,500 shares of Common Stock at a purchase price of $2.00 per share, for an aggregate purchase price of $105,000 in connection with the exercise of options by a shareholder.

The Company did not repurchase any securities between July 1, 2010 and September 30, 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

a)	Exhibits

10.1**	Service Agreement between the Company and Catalent Pharma Solutions LLC, dated August 9, 2010.

31.1	Certification of Principal Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

**	Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. This information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 as amended, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOGENIX ONCOLOGY, INC.
A Maryland Corporation

Date: November 15, 2010	/S/ DR. PHILIP ARLEN
Dr. Philip Arlen
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	/S/ PETER GORDON
Peter Gordon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1**	Service Agreement between the Company and Catalent Pharma Solutions LLC, dated August 9, 2010.

31.1	Certification of Principal Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

**	Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. This information has been filed separately with the Securities and Exchange Commission.