Form 10-K
period 2010-12-31
Neogenix Oncology Inc
filed 2011-03-31
CIK 1341293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___to___.

Commission file number: 0-53963

Neogenix Oncology, Inc.
(Exact name of registrant as specified in its charter)

Maryland	16-1697150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

445 Northern Boulevard, Suite 24, Great Neck, NY  11021
(Address, including zip code, of principal offices)

Registrant’s telephone number, including area code: (516) 482-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of March 29, 2011, there were 22,706,185 shares of common stock, par value $.00001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated parts of this Form 10-K:

Document	Part
Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end.	Part III

PART I

ITEM 1.	BUSINESS

Introduction - Our Company

Neogenix Oncology, Inc. (which may be referred to herein as “Neogenix,” “we,” “us” or “our”) is a development stage biotechnology company focused on developing and commercializing therapeutic and diagnostic products for the early detection and treatment of pancreatic, colorectal, lung, cervical, ovarian, and other cancers. The markets for diagnostic and therapeutic products for these cancers are substantial and growing, and the limitations of many current diagnostic and therapeutic products are widely recognized.

We have developed several monoclonal antibodies, or “mAbs,” have filed patent applications and hold patents related to several of those mAbs. In 2008, we began our first clinical study of a diagnostic product, using several of our mAbs, intended to detect pancreatic and colon cancers. In December 2009, we initiated a Phase I clinical trial of our lead therapeutic product candidate for advanced pancreatic and colorectal cancer, referred to as “NEO-101” (formerly known as “NPC-1C”) at Johns Hopkins University Hospital and North Shore University Hospital, following approval by the United States Food and Drug Administration (the “FDA”) of our investigational new drug application (“IND”). In late 2010, Duke University Medical Center joined the Phase I clinical trial of NEO-101.

In October 2010, FDA granted orphan drug designation to our lead product candidate NEO-101 for the treatment of pancreatic cancer.

We believe that we possess unique and potentially important advantages in our efforts to develop products for the detection and treatment of cancers. We are developing our products with the use of a library of vaccines that includes a variety of tumor associated antigens, or “TAAs.” Some of these TAAs were administered to cancer patients in Phase I, II and III clinical trials conducted in the United States during the late 1970s and early 1980s, referred to here as the “Early Clinical Trials.” Data from the Early Clinical Trials suggested anti-tumor responses and prolonged survival for cancer patients with no measurable adverse effects.

We were awarded the Maryland Tech Council’s 2010 Emerging Company of the Year Award.  We were also awarded the 2007 Frost & Sullivan North America Excellence in Research Award in the field of Cancer Theranostics in recognition of our pioneering efforts toward adopting a novel approach to innovative products that have the potential to serve both as a diagnostic tool and as a therapeutic agent against a diverse array of cancer indications.”

We have generated no revenues since inception through December 31, 2010. We did have other income from interest on various financial instruments and a grant. We have never been profitable and, as of December 31, 2010, we had an accumulated deficit of approximately $96.4 million.

In order to streamline our Development product names and adhere to industry conventions in nomenclature, we changed the names of our lead product candidates.  Thus, the NPC-1C therapeutic program is now called NEO-101.  Similarly, the 16C3 therapeutic program is now called NEO-201, and the 31.1 therapeutic program is now called NEO-301.  As future generations of the same antibody program are optimized and developed, they will be given new numbers.  Furthermore, as the new antibodies we are characterizing graduate to the commercial product track, their research names will be replaced with development names.

Company History

Neogenix was incorporated in Maryland in December 2003 to build on the work of our founder, Dr. Myron Arlen, in the field of oncology, which was started thirty years earlier. In the 1970s and 1980s, Dr. Ariel Hollinshead, along with her collaborators (including Dr. Myron Arlen), isolated a variety of TAAs from numerous cancer patients’ tumors. These TAAs were administered to cancer patients in the United States during the late 1970s and early 1980s in the Early Clinical Trials of cancer vaccines.

Data from some of those Early Clinical Trials were indicative of anti-tumor responses and increased survival for patients with cancer. Further, no measurable adverse effects were observed with these patients. The results of these Early Clinical Trials were published in peer-reviewed medical journals in the United States and Canada.

No FDA approval has been sought or obtained for the TAAs or vaccines used in the Early Clinical Trials.

We are developing innovative protein-based monoclonal antibody products for both the diagnosis and treatment of various cancers. Our goals are (1) to develop in vitro diagnostic products derived from these mAbs to identify cancer-specific TAAs, and (2) to develop therapeutic products to attack tumors associated with such cancers.

In December 2008, we began a clinical study of our first diagnostic product candidates to detect pancreatic and colon cancers. The diagnostic candidates consist of our serum and tissue immunohistochemistry ELISA assays to detect two of our reactive biomarkers, including NEO-101. The study is being conducted at Conemaugh Memorial Hospital in Johnstown, PA (“Conemaugh”) and provides for the evaluation of samples from up to 120 patients confirmed with pancreatic or colorectal cancer. As of December 31, 2010, 65 patients had been enrolled in the clinical diagnostic study. Data from these first 65 patients indicate that both assays are able to detect antigens (tumor markers) shed into the blood and that a correlation exists between samples positive in the ELISA and the tissue staining. The study is ongoing and continues to accrue patients.

In December 2009, we initiated a Phase I clinical trial of our lead mAb product candidate for treatment of pancreatic and colorectal cancer. The clinical trial is being conducted at the Johns Hopkins University Hospital in Baltimore, MD (“Hopkins”), with another site at North Shore University Hospital in Manhasset, NY (“North Shore”).  In late 2010, Duke University Medical Center (“Duke”) joined the Phase I clinical trial.  We anticipate completing accrual of patients in the Phase I clinical trial by the third quarter of 2011.

In order to monetize and maximize value, Neogenix has undertaken a substantial investment in the creation and maintenance of our patent portfolio.  Currently, our patent portfolio consists of a number of granted patents and pending applications which claim novel antibodies and antibody fragments that target antigens which are contained on different cancers, including pancreatic and colorectal cancers.  In addition, the portfolio claims nucleic acids and vectors that produce these antibodies and therapeutic and diagnostic methods of using these antibodies to treat and detect different cancers in human subjects.  The Neogenix portfolio also claims putative novel cancer targets to which our antibodies bind.

Scientific, Medical and Industry Background

Relevant Cancer Facts

Worldwide, one in eight deaths is due to cancer; cancer causes more deaths than AIDS, tuberculosis, and malaria combined. When countries are grouped according to economic development, cancer is the leading cause of death in developed countries and the second leading cause of death in developing countries (following heart diseases).

According to recent World Health Organization projections, cancer will have replaced ischemic heart disease as the overall leading cause of death worldwide in 2011.  According to estimates from the International Agency for Research on Cancer, there were 12.7 million new cancer cases in 2008 worldwide, of which 5.6 million occurred in economically developed countries and 7.1 million in economically developing countries.  The corresponding estimates for total cancer deaths in 2008 were 7.6 million (about 21,000 cancer deaths a day), 2.8 million in economically developed countries and 4.8 million in economically developing countries.

By 2030, the global burden is expected to grow to 21.4 million new cancer cases and 13.2 million cancer deaths, simply due to the growth and aging of the population and reductions in childhood mortality and deaths from infectious diseases in developing countries.

The American Cancer Society estimates that 1,529,560 people were diagnosed with cancer in the United States in 2010 (excluding carcinoma in situ of any site except urinary, bladder, and basal and squamous cell skin cancers) and that 569,490 people died from cancer. Cancer is the second most common cause of death in the U.S., behind only heart disease. Cancer now accounts for nearly one of every four deaths, according to an American Cancer Society 2010 report.

Estimated Market Size

The National Institutes for Health estimated the overall cost of cancer in 2010 at $263.8 billion: $102.8 billion for direct medical costs (total of all health expenditures); $20.9 billion for indirect morbidity costs (costs of lost productivity due to illness); and $140.1 billion for indirect mortality costs (costs of lost productivity due to premature death). Costs also are likely to increase at the individual patient level as new, more advanced, and more expensive treatments are adopted as standards of care.

Monoclonal Antibodies

Antibodies are proteins made by the immune system that recognize foreign bodies and substances that invade and penetrate the skin and mucous membranes (such as bacteria, viruses, other pathogens and contaminants). An antibody is defined by its recognition of a particular foreign marker called an antigen. Upon exposure to the invading foreign substance, antibodies are generated in large numbers to seek the foreign substance, bind to the invader, and either kill directly or alert other immune cells to kill the foreign substance. In most cases, the mammalian immune system is very efficient at recognizing and disposing of natural foreign invaders because the invaders are highly immunogenic.

To some extent, cancer cells behave as foreign invaders, expressing a protein or glycoprotein that can be recognized as foreign by the immune system of the cancer patient resulting in tumor surveillance. In most instances, however, the amount of immunogenic protein present on the tumor, coupled with other suppressive mechanisms of the tumor, is inadequate to control the disease.

Typically, an antigen has several specific recognition sites called epitopes (reactive sites on the tumor protein). Importantly, there are specific epitopes that are expressed on cancer cells that are not expressed by normal tissue. In the cases of spontaneous remission that rarely occur, some triggering event alerts the immune system to recognize the tumor and to destroy cells that express the cancer-specific epitope.

Monoclonal antibodies are produced by fusing single antibody-forming cells to tumor cells grown in culture. The resulting cell is called a hybridoma. The antibodies are called monoclonal antibodies because they are produced by the identical offspring of a single antibody producing cell. A monoclonal antibody can be used to determine the specific epitope that induced its formation. For example, a cancer antigen may have several unique epitopes that particular mAbs can potentially recognize and bind onto.

A key objective for cancer immunologists is to identify cancer-specific epitopes that can trigger an anti-tumor immune response. A goal of immunotherapists is to design treatments that target the cancer epitope and minimally cross-react with normal tissue. Monoclonal antibodies may be an effective approach to controlling or eliminating a cancer by directing the body’s immune system to target proteins in the cancer cells. A number of monoclonal antibodies are now FDA-approved as treatment for patients with certain cancers. A list which includes some of these monoclonal antibodies can be found at www.cancer.gov.

Neogenix Oncology: Our Distinctive Approach

We are focused on two classes of products related to cancer management: clinical therapeutics and in vitro diagnostics.  Our diagnostic products are expected to serve as a rapid and non-invasive test for detection of cancer potentially as  diagnostic, prognostic and/or screening tests.  Each product line is expected to have varying production considerations, regulatory issues, time to market, as well as potential partnering and licensing options that will need to be recognized.

Product Development and Commercialization Plan

Our leading mAb candidate currently in product development is a mAb that recognizes a particular epitope of a TSA from pancreatic/colorectal adenocarcinoma, referred to as “NEO-101” (formerly known as “NPC-1C”). We believe that this particular target epitope has not been identified previously by others. This mAb is being developed as a therapeutic drug candidate for pancreatic and colorectal cancers and as part of an in vitro diagnostic test for the detection of colon and pancreatic cancers.

We are working with two other mAb candidates for product development – mAbs referred to as “NEO-201 (formerly known as “h16C3” or “16C3) and “NEO-301” (formerly known as “31.1”). We believe that these two mAbs recognize particular epitopes of a TSA from pancreatic/colorectal cancer (both NEO-201 and NEO-301), and from adenocarcinoma of the lung (NEO-201 only).

Therapuetic Monoclonal Antibodies

NEO-101

Our NEO-101 therapeutic chimeric mAb drug candidate is being developed to address pancreatic and colorectal cancers. NEO-101 is designed to be specific for selected cancer cells. The committee responsible for assigning non-proprietary names in the United States (United States Adopted Name Council of the American Medical Association) has provisionally assigned the name “ensituximab” to NEO-101.

Phase I Clinical Trial

We initiated a Phase I clinical trial of NEO-101 for advanced pancreatic and colorectal cancer in December, 2009. The clinical trial is being conducted at Hopkins, Duke, and North Shore.  Hopkins has designated Dr. Luis A. Diaz as its principal investigator for the trial, and North Shore has designated Dr. Craig Devoe as its principal investigator for the trial. In late 2010, Duke joined the Phase I clinical trial, and designated Dr. Michael A Morse as its principal investigator for the trial.

The protocol provides that the trial is an open label, multi-center, dose escalation study, to be conducted at Hopkins, Duke and North Shore. The protocol includes approximately 12-24 pancreatic cancer patients who have failed first line therapy, as well as metastatic colon cancer patients who are refractory to standard treatment. To be eligible for the trial, a patient’s tumor must express the NEO-101 target antigen, as determined by immunohistochemistry.

The primary objectives of the Phase I clinical trial are (1) to determine the safety and tolerability of escalating doses of NEO-101 monoclonal antibody therapy and (2) to assess pharmacokinetics and select immune responses to the antibody at each dose level. Secondary objectives are (1) to evaluate evidence of clinical benefit, as measured by Response Evaluation Criteria In Solid Tumors (RECIST) criteria and (2) to explore the immunologic correlates associated with administration of NEO-101 monoclonal antibody therapy. Results will determine minimum standard dosage levels to be used in further trials.

We anticipate completing accrual of patients in the Phase I clinical trial by the third quarter of 2011, to be followed by approximately three months of data analysis. Due to the uncertain nature of clinical trials, we cannot assure that this timeline will be realized.

As part of the process related to clinical trials, we are developing a companion diagnostic assay (immunohistochemistry) for co-development of the clinical trial. This diagnostic assay will screen for the presence of the NEO-101 antigenic marker and the applicability of the NEO-101 treatment.

The Phase I trial protocol currently provides that following completion of the Phase I trial, we would enroll an additional 10 patients with pancreatic cancer in a Phase IIA component, subject to FDA and Institutional Review Board (IRB) approval. One rationale for focusing on pancreatic cancer is our belief that our products in development will fill an unmet medical need.

In October 2010, FDA granted orphan drug designation to our product candidate NEO-101 for the treatment of pancreatic cancer.  Orphan status entitles us to seven years of marketing exclusivity for NEO-101 for the treatment of pancreatic cancer upon regulatory approval, as well as the opportunity to apply for grant funding from the U.S. government to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA’s application user fee. The United States Orphan Drug Act of 1983 was created to promote the development of new drug therapies for the treatment of diseases that affect fewer than 200,000 individuals in the United States.

Pre-Clinical Trial Studies

Prior to submitting our IND to the FDA and commencing clinical trials, extensive in vitro and in vivo studies were conducted on NEO-101, regarding efficacy and safety.

From 2006 to 2008, extensive in vitro studies were performed showing the ability of NEO-101 to kill both pancreas and colorectal tumor cell lines. Those tests have been reported and validated more recently to confirm our current good manufacturing practices (“cGMP”) product candidate.

In 2007, two proof-of-concept studies were conducted in immunodeficient mice to test the anti-tumor efficacy of the NEO-101 antibody. The studies measured in-life tumor volume and body weight as endpoints. All mice were injected with a human pancreatic cancer cell line which formed tumors in the mice. After the tumor was palpable, various treatments were initiated: The mice in the control group received saline injections (5 and 8 days after tumor injection). The mice in the experimental group were given our chimeric NEO-101 antibody and human peripheral blood mononuclear cells (5 and 8 days after tumor injection). Twenty-three days after the cancer cells were implanted in mice in the control group, tumors had grown, on average, to a size of 200 cubic mm or about 1 inch in size. The mice in the experimental group that received our antibody, however, showed tumor size significantly smaller than the tumor size in the control groups. In 10% of the mice receiving our antibody, the pancreatic cancer was completely eliminated. Tumor growth inhibition was observed during the antibody treatment phase of the study, and the difference between the NEO-101 treated mice and the control groups was statistically significant beginning on day 13 and continuing for the remainder of the study (P=0.0072 by one-way ANOVA, ANOVA being the analysis of variants between groups). In-life body weights were also measured during the study, and no significant changes among the groups were observed (P>0.05 by one-way ANOVA).

During June and July 2007, we repeated the proof-of-concept studies in mice to test the anti-tumor efficacy of our chimeric NEO-101 antibody. The test was conducted using immunodeficient mice, by an independent contract research organization. All mice were injected with a human pancreatic cancer cell line (AsPC-1). Following the injection of the cancer cells (when the tumor was palpable), mice were given four injections of human peripheral blood mononuclear cells (5, 9, 13 and 16 days after tumor injection respectively). The mice in the control group received saline injections (4, 8, 12 and 15 days after tumor injection). The mice in the experimental group were given our chimeric NEO-101 antibody (4, 8, 12 and 15 days after tumor injection). Twenty-nine days after the cancer cells were implanted in mice in the control group, tumors had grown, on average, to a size of 350 cubic mm, or approximately 1.5 inches. Average tumor size in the mice in the experimental group that received our antibody was significantly smaller than the tumor size in the control groups, and was less than one-third the size of the control tumors. This second anti-tumor efficacy study indicated that our chimeric NEO-101 antibody achieved statistically significant anti-tumor effects in a reproducible manner. Tumor inhibition was evident during the treatment phase of the study, and the difference between the NEO-101 treated mice and the human IgG control mice was statistically significant beginning on Day 18 and continuing for the remainder of the study (P=0.0044 by one-way ANOVA). In-life body weights were also measured during the study, and no significant changes among the groups were observed (P>0.05 by one-way ANOVA).

We used the LS174T colorectal tumor cell line as a second xenograft tumor model. The LS174T cells were implanted subcutaneously in nude mice and the same treatment regimen was administered to these mice. The study measured in-life tumor volume and body weight as endpoints. During the short (less than three weeks) term of the study, we observed a 2-3-fold reduction in tumor growth in NEO-101 treated mice compared to the 2 control groups of mice following the treatment cycles. The anti-tumor effect upon treatment with NEO-101 was statistically significant on the last day of measuring tumors with P=0.0145 by one-way ANOVA. However, many of the tumors in the control groups became ulcerated and were greater than 1000 mm3 and the study had to be terminated. In-life body weights were also measured during the study, and no significant changes among the groups were observed (P>0.05 by one-way ANOVA).

With regards to toxicity, a pilot toxicity study in mice conducted in the first quarter of 2008 provided preliminary evidence of the safety of chimeric NEO-101. No significant change in body weights or behavior was recorded over the first 72 hours. At the 72-hour timepoint, the researchers humanely sacrificed the mice and collected various tissues, which were evaluated by an independent third party pathologist. Reported results indicated that serum chemistries, blood cell counts and tissues from all treatment groups were essentially normal. There were two exceptions: One mouse treated with 30mg/kg NEO-101 had minimal mineralization in one localized site of heart tissue, while another mouse treated with 3mg/kg had an acute unilateral pyelonephritis in one kidney. These findings are common to mice and are considered of unknown cause. No toxicity was observed in any tissues that was believed to be related to the treatment with NEO-101.

In October 2008, a bio-distribution study in mice was conducted in which radio-labeled NEO-101 was injected into tumor-bearing mice. The study examined the extent to which NEO-101 binds to tumors, as opposed to blood and various organs. The data in the study showed that NEO-101 traffics through the mouse circulatory system and localizes and accumulates at the site of the tumor, where the antigen target is expressed. Importantly, there was little or no cross-reactivity to other major organ systems in the mouse.

An additional toxicology study was performed in the murine model on NEO-101 during the first half of 2009. The mice in the toxicology study were divided into five groups, with two control groups of mice injected with saline or irrelevant human IgG, and the other three with different doses of NEO-101 (group #1 saline control, #2 human IgG control, #3 NEO-101 10 mg/kg, #4 NEO-101 50 mg/kg, #5 NEO-101 100 mg/kg). At 100 mg/kg in mice, this dose approaches more than 10-times the dose to be tested in the Phase I clinical trial in an attempt to induce toxicity in the mice. The mouse study was comprised of a total of four intravenous dosings, administered once per week. Two data points were taken: the first was 2 days following the end of the repeat dosing schedule, and the second was taken 3 weeks after the repeat dosing to allow the mice to recover should there be any toxicity recorded at the first timepoint.

There was no evidence of dose-related effects of the test article in clinical observations, body weights, food consumption and ophthalmology over the entire in-life phase of the study. At the pre-determined time points, the researchers humanely sacrificed the mice and collected all organs (including blood), and measured metabolites of toxicity in the mouse serum and urine. The independent contract research organization, and their subcontracting testing organizations, analyzed the tissues, serum, and blood collected from the sacrificed mice from both time points. The analysis showed some changes or trends in some hematology parameters and clinical chemistry parameters; however, these were relatively mild and remained within reference ranges with very few sporadic exceptions. They were not considered to be toxicologically significant. Histopathologic examination of all protocol-specified tissues from saline and high-dose NEO-101 groups at the Day-23 and Day-45 sacrifices did not reveal lesions associated with administration of the test article under the conditions of this study. Taken together, there were no indications of systemic toxicity associated with administration of NEO-101 under the conditions of this study. There were some minor trends and excursions in some of the organ weights and clinical pathology parameters; however, there were no histopathologic correlates. It was considered that these changes were related to a physiologic or pharmacologic response to NEO-101 and were not associated with toxicity.

As part of our IND application, in 2008 we commissioned an in vitro cross-reactivity study to determine if our cGMP NEO-101 binds to normal human tissues using standard immunohistochemical techniques in a tissue cross-reactivity study. The results of the study showed that NEO-101 bound specifically to pancreatic tumor tissue and certain human colon carcinoma tissue, but generally did not bind to the 37 normal human tissues tested. There was occasional weak cross-reactivity to some tissues of the gastrointestinal tract, which we believe is not surprising given that the NEO-101 antigen, but not the epitope, is expressed normally by stomach and colon tissues.

NEO-201

One of our other leading mAb candidates for therapeutic product development, NEO-201 (formerly known as “h16C3”), is a humanized mAb that we believe recognizes a distinct TSA from pancreatic/colorectal cancers and adenocarcinoma. This monoclonal antibody may increase diagnostic and therapeutic coverage for both colon and pancreatic cancer.

Data collected through 2010 using human tissue samples demonstrated a high sensitivity and specificity by the NEO-201 antibody. Results of those tissue staining studies found 98% of colon cancer tissues (n=87) and 80% of pancreatic cancer tissues (n=97) stained positive with NEO-201.  Additional screening of other solid cancer types demonstrated that 76% of lung cancer tissues (n=103), 100% of stomach cancer tissues (n=6), 100% of esophageal cancer tissues (n=6), 29% of breast cancer tissues (n=58), and 31% of ovarian cancer tissues (n=51), stained positively with NEO-201.  These data suggest that this monoclonal antibody can distinguish cancer cells from normal cells – thus making it a candidate for a potential product for early diagnosis of not only pancreatic and colorectal cancer, but other solid tumor types as well.

In 2009, we conducted an initial proof-of-concept study in mice in the human pancreatic tumor CFPAC-1 xenograft model to examine the anti-cancer efficacy of the NEO-201 antibody. All mice were injected with a human pancreatic cancer cell line. This study measured in-life tumor volume and body weight as endpoints. The study showed NEO-201 plus PBMC treated mice exhibited statistically significant anti-tumor effects compared to non-specific human IgG at both 100 ug dose (P= 0.0225 by t-test) and 250 ug dose (P= 0.0132 by t-test), as well as 250 ug of NEO-201 without the addition of PBMC to the treatment (P= 0.0474). In-life body weights exhibited no significant changes among the groups (P>0.05 by ANOVA). The tests showed that NEO-201-treated mice in the study had significantly smaller tumors, if any at all, compared to the control mice. There were four NEO-201 treated mice with no visible/palpable tumor.

In 2010, we conducted a bio-distribution study using NEO-201.  In this study, mice were implanted with the human pancreatic CFPAC-1 tumor, and then injected with radioactive NEO-201.  On days 1, 2, 4, and 7, the mice were sacrificed and the tumor and their major organs were removed.  All tissues were measured for radioactivity and normalized to the amount of radioactivity measured in the blood.  The results showed specific, time-dependent accumulation of the radioactive NEO-201 in the tumors, without accumulation in the major organ systems.  This study demonstrated the ability of NEO-201 to localize at the tumor site where the target antigen is expressed.

A serum diagnostic assay is also being developed that employs the NEO-201 antibody since we have shown that the target molecule is shed from tumors into the blood where it can be detected using our ELISA assay.

NEO-301

Another of our leading mAb candidates for therapeutic product development, NEO-301 (formerly known as “31.1” or “31.1C”), is a chimeric mAb that we believe also recognizes a TSA from pancreatic/colorectal cancers and adenocarcinoma.  The NEO-301 antibody reacts with a different antigen than either NEO-101 or NEO-201.  This monoclonal antibody may also increase diagnostic and therapeutic coverage for both colon and pancreatic cancer.

NEO-301 has been shown to induce potent tumor cell killing activity in vitro.  This activity is specific for tumors that express the target molecule.  In addition, NEO-301 is being developed as a diagnostic test by immunohistochemistry.  Preliminary studies have shown that NEO-301 reacts with a high percentage of colorectal and pancreatic cancer tissues.

Cell Line Production and Manufacturing

We have had cGMP NEO-101 manufactured for us by a contract manufacturer.  During 2010, we began working with a new contract manufacturer.  We currently rely on contract manufacturers to produce our monoclonal antibodies used for our clinical studies. We plan to continue to rely upon contract manufacturers to manufacture our cell lines and mAb product candidates. We currently rely on a small number of manufacturers for such production. Although we believe that there are other manufacturers that can satisfy our clinical study requirements, if a contract manufacturer provides us with insufficient or faulty supply or we are forced to identify and establish new relationships with contract manufacturers, we may suffer significant delay or material additional costs.

We are working to develop higher expression NEO-101, NEO-201 and NEO-301 cell lines.

In August 2009, we entered into a Services Agreement (the “Selexis NEO-101 Agreement”) with Selexis SA (“Selexis”) for the development of a high-expression production cell line expressing our NEO-101 antibody. Selexis has completed the work under the Selexis NEO-101 Agreement. The Selexis NEO-101 Agreement does not permit Selexis to license, sell, disclose or otherwise transfer the cell line to others. The Selexis NEO-101 Agreement also provided us with an option to proceed with similar projects for two additional cell lines. The Selexis NEO-101 Agreement further provided us with an option to enter into a commercial license agreement with Selexis to commercialize the Selexis-developed high performance NEO-101 cell line, the terms of which were already negotiated.

In April 2010, we entered into Service Agreements (the “Selexis NEO-201 and NEO-301 Agreements”) with Selexis for the development of high-expression production cell lines expressing our NEO-201 and NEO-301 antibodies, based on the option granted to us in the Selexis NEO-101 Agreement. We have already paid a portion of the price of the services, with other payments due upon shipment to us of the clonal cell lines and delivery of the final report. The price is fixed at approximately $400,000, provided that the work is completed by Selexis. Selexis has not completed its work under the Selexis NEO-201 and NEO-301 Agreements. We have the right to terminate the Selexis NEO-201 and NEO-301 Agreements at any time and without cause. The Selexis NEO-201 and NEO-301 Agreements each contain an option to enter into a commercial license agreement with Selexis to commercialize the Selexis-developed high performance cell line, similar in its terms to that for NEO-101.

On December 6, 2010, we entered into a Commercial License Agreement with Selexis to commercialize the high expression production cell line expressing the Company’s NEO-101 antibody, upon our exercise of the option granted to us in the Selexis NEO-101 Agreement. The commercial license agreement includes a non-exclusive license to the Company of all Selexis intellectual property rights in the higher expression NEO-101 cell lines developed by Selexis, with a right to sublicense as needed, based on reaching certain milestone payments.  The aggregate potential milestone payments under this agreement would total €850,000 if both a therapeutic and diagnostic product containing the licensed product achieved commercial sales.  The royalty term with respect to each licensed product sold in a particular country terminates on the expiration of the last-to-expire or lapse of any valid patent claims covering the licensed product in such country.

On August 9, 2010, we entered into a Service Agreement with Catalent Pharma Solutions LLC (“Catalent”) for the development by Catalent of two high-expression production cell lines expressing tour NEO-201 and NEO-301 antibodies. The total price to us of the services covering the two cell lines is fixed at $358,000, if carried to completion, payable in installments upon the completion of certain specified milestones.  Either party has the right to terminate the agreement at any time and for any reason.  If the agreement is terminated by us, we are obligated to pay all fees due as of the effective date of termination and pay all committed, non-cancellable pass-through costs owed to Catalent as of the effective date of termination.  We have the right to obtain access to cell lines developed by Catalent upon execution of a sale and license agreement.

Diagnostic Monoclonal Antibodies

We are developing in vitro diagnostic test candidates to aid in the identification of cancer biomarkers. The tests may be used to analyze specimens derived from blood, stool, and/or biopsy tissues. We are evaluating the potential use of a diagnostic test as a screener – to detect the presence of the disease – and/or a predictor of who would be likely to respond to therapy based on our therapeutic product candidates.  The tests may also be used to monitor the efficacy of a specific cancer treatment regimen.

Data from pre-clinical tumor tissue cross-reactivity studies of NEO-101 indicated a specificity to colorectal and pancreatic cancers.  The NEO-201 antibody also binds to a high rate of colon (98%) and pancreatic (80%) tumor tissues, but in addition, cross-reacts with other solid tumor types such as lung (76%), stomach (100%), breast (29%), and ovarian (31%) tumor tissues.  Our laboratory test results also showed that both the NEO-101 and NEO-201 tumor-specific antigens are shed from the tumor, so that it is possible to detect these tumor antigens in the blood and potentially the stool of patients.

On the basis of these data, in December 2008, we began a clinical study of our first diagnostic product candidates to detect our biomarkers in confirmed cases of pancreatic and colon cancers. The diagnostic candidates consist of our serum ELISAs and tissue immunohistochemistry assays to detect NEO-101 and NEO-201 reactive biomarkers. The prospective study is being conducted at Conemaugh Cancer Center.  The protocol, approved by the Conemaugh IRB, provides for the evaluation of samples from up to 120 patients with confirmed pancreatic or colorectal cancer. Samples include tumor biopsy slides for immunohistochemistry and three serial blood draws for serum analysis.

During the first quarter of 2009, Conemaugh began patient enrollment, and collection of tissue and blood samples from patients. As of December 31, 2010, 65 patients had been enrolled in the clinical diagnostic study. Tumor tissue samples from patients in the study were tested by staining the tumor tissue with our mAbs. Of the tissue samples tested, 97% showed positive staining using the NEO-201 antibody and 79% showed positive staining with the NEO-101 antibody. Serum samples from the patients were tested using our NEO-101 and NEO-201 ELISA assays. Data from these first 65 patients indicate that both assays are able to detect tumor biomarkers shed into the blood and that a correlation exists between samples positive in the ELISA and the tissue staining. The study is ongoing, expected to enroll up to 120 patients, and continues to accrue patients.

In 2010, we signed a research collaboration agreement with San Raffaele-Pisana (“SRP”), a leading healthcare company in Rome, Italy, to study the expression of tumor-specific biomarkers using NEO-101, NEO-201, and NEO-301.  SRP has a bio-bank containing thousands of serum and tissue specimens from healthy donors and patients with various types of cancer.  Testing has begun and it is anticipated that several hundred tissues and serum samples from normal and diseased patients will be screened using our antibodies by tissue immunohistochemistry and serum ELISA.

Regulatory Matters

The FDA and other federal, state, local, and foreign governmental authorities, extensively regulate, among other things, the research and development, clinical testing, manufacture, record keeping, quality control, safety, effectiveness, packaging, labeling, storage, distribution, advertising and promotion of therapeutic products and medical devices, including products intended for clinical diagnostic purposes. Failure to comply with applicable FDA or other requirements may result in civil or criminal penalties, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market.

In the United States, the FDA regulates medical device and drug products under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and its implementing regulations, and regulates biologic products under the Public Health Service Act, or PHS Act, and its implementing regulations.

Drugs and Biologics

The process required by the FDA before drugs and vaccines may be marketed in the U.S. generally involves the following:

•
completion of extensive pre-clinical laboratory tests, pre-clinical animal studies and formulation studies all performed in accordance with FDA’s current Good Laboratory Practice, or cGLP, regulations;

•	submission of an IND application which must become effective before human clinical trials of drug and biologic products may begin;

•	completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

•	submission to the FDA of a New Drug Application (“NDA”) if the product is a drug, or a biologics license application (“BLA”) if the product is a vaccine or another biologic;

•
satisfactory completion of pre-approval or pre-license inspection of manufacturing facilities at which the product is produced to assess compliance with current Good Manufacturing Practice, or cGMP, regulations; and

•	FDA review and approval of the NDA or BLA prior to any commercial marketing, sale or shipment of the drug or biologic.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

Pre-clinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of pre-clinical tests, together with manufacturing information and analytical data, are submitted as part of an IND to the FDA.

Clinical Trials

Prior to commencing the first clinical trial in the United States, an IND must be submitted to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA, within the 30-day time period, raises concerns or questions about the content of the IND or the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such case, the IND sponsor must resolve any outstanding concerns with the FDA before the clinical trial can begin. Amendments to the IND must be submitted for changes in the protocol, addition of new investigators, and new chemistry, toxicology or other technical information. Our IND submissions, or those of our collaborators, may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development, and the FDA must grant permission before each clinical trial can begin. Further, an independent IRB for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive good clinical practices, or GCPs, regulations and regulations for informed consent.

For purposes of NDA or BLA submission and approval, human clinical trials are typically conducted in the following phases, which may overlap:

•
Phase I – Studies are initially conducted in a limited population to test the product candidate for safety, dosage tolerance, absorption, metabolism, distribution and excretion in healthy humans or in patients, such as cancer patients. In some cases, particularly in clinical trials assessing a product candidate for the treatment of cancer, a sponsor may decide to conduct what is referred to as a “Phase Ib” evaluation, which is a second, safety-focused Phase I clinical trial typically designed to evaluate the impact of the drug candidate in combination with currently approved drugs;

•
Phase II – Studies are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine preliminary efficacy of the product for specific targeted indications and to determine dosage tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials. In some cases, a sponsor may decide to run what is referred to as a “Phase IIb” evaluation, which is a second, confirmatory Phase II clinical trial that could, if positive and accepted by the FDA, serve as a pivotal trial in the approval of a product candidate;

•
Phase III – These are commonly referred to as pivotal studies. When Phase II evaluations demonstrate that a dose range of the product is effective and has an acceptable safety profile, Phase III clinical trials are undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficiency with statistical significance, and to further test for safety in an expanded and diverse patient population at multiple, geographically-dispersed clinical trial sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide, if appropriate, an adequate basis for product labeling; and

•
Phase IV – In some cases, FDA may condition approval of an NDA/BLA for a product candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after NDA/BLA approval. Such post-approval trials are typically referred to as Phase IV studies.

New Drug Applications and Biologic Licensing Applications

Results of product development, pre-clinical studies and clinical trials, as well as detailed information about the manufacturing process, quality control methods and product composition, among other things, are submitted to the FDA as part of the NDA or BLA seeking approval to market and commercially distribute the product on the basis of a determination that the product is safe and effective for its intended use. The submission of an NDA is subject to the payment of user fees, but a waiver of such fees may be obtained under specified circumstances. The FDA reviews all NDAs before it accepts them for filing. It may request additional information before it accepts an NDA or BLA for filing.

Once the submission has been accepted for filing, the FDA targets 10 months to review the application and respond to the applicant. This 10-month review time from the date of the receipt of the application is in accordance with the Prescription Drug User Fee Act. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA or BLA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional pivotal Phase III clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret data. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase IV studies, and surveillance programs to monitor the safety effects of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs or other information. Before approving the NDA or BLA, the FDA will inspect the facilities at which the product is manufactured and tested, and will not approve the NDA or BLA unless the product is manufactured in compliance with cGMP.

Satisfaction of FDA requirements or similar requirements of other regulatory authorities typically takes at least several years and the actual time required may vary substantially based on, among other things, the type, complexity and novelty of the product or disease. Government regulation may delay or prevent marketing of drug or biologic candidates for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for new indications for our drug and biologic candidates on a timely basis, or at all. Even if a drug or biologic candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a drug or biologic may result in restrictions on the product or even complete withdrawal of the drug or biologic from the market. Delays in obtaining, or failures to obtain, regulatory approvals for any of our drug or biologic candidates would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

The FDA has various programs, including fast track, orphan drug, priority review and accelerated approval, which are intended to expedite or simplify the process for reviewing drugs. We may seek fast track designation, priority review or accelerated approval for our product candidates.  Generally, drugs that may be eligible for these programs are those for serious or life threatening conditions, those with the potential to meet unmet medical needs and those that offer meaningful benefits over existing treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials. The FDA may require, or companies may pursue, additional clinical trials for the approved additional indication(s) after a product is approved. In addition, post-approval or Phase IV studies may be made a condition of NDA approval in certain circumstances. We cannot predict whether any of our product candidates will obtain a fast track, priority review or accelerated approval designation, or the ultimate impact, if any, of the fast track, priority review or accelerated approval process on the timing or likelihood of FDA approval of any of our product candidates.

Medical Devices

Clinical diagnostic products are regulated by the FDA as medical devices. Among other things, pursuant to the federal Food, Drug and Cosmetic Act (“FFDCA”) and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion, and sales and distribution of medical devices in the United States to ensure that medical devices distributed domestically, including clinical diagnostic products, are safe and effective for their intended uses. In addition, the FDA regulates the export of medical devices manufactured in the United States to international markets.

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each clinical diagnostic product or other medical device that we wish to market in the United States must first receive either clearance of a premarket notification under section 510(k) of the FFDCA (“510(k)”), or approval of a premarket application (“PMA”), from the FDA pursuant to the FFDCA. The FDA’s 510(k) clearance process usually takes from three to twelve months, but it can take significantly longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer. We expect that our diagnostic tests will require FDA approval which is equivalent to a 501(k) approval process.  None of our clinical diagnostic products under development have received 510(k) clearance or PMA approval.

The FDA decides whether a device must undergo either the 510(k) clearance or PMA approval process based upon statutory criteria. These criteria include the level of risk that the agency perceives is associated with the device and a determination whether the product is a type of device that is similar to devices that are already legally marketed. Devices deemed to pose relatively less risk are placed in either Class I or II, which requires the manufacturer to submit a premarket notification requesting 510(k) clearance, unless an exemption applies. The premarket notification must demonstrate that the proposed device is “substantially equivalent” in intended use and in safety and effectiveness to a legally marketed “predicate device” that is either in Class I, Class II, or is a Class III device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for submission of a PMA application. All of our existing products are Class II devices.

Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA’s general regulatory controls for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulation (“QSR”), facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials (General Controls). Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below.

Class II devices are subject to the FDA’s General Controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification procedure. Pursuant to the Medical Device User Fee and Modernization Act of 2002 (“MDUFMA”), as of October 2002 unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees. Certain Class II devices are exempt from this premarket review process.

Class III devices are those devices which have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device. The safety and effectiveness of Class III devices cannot be assured solely by the General Controls and the other requirements described above. These devices almost always require formal clinical studies to demonstrate safety and effectiveness and must be approved through the premarket approval process described below. Premarket approval applications (and supplemental premarket approval applications) are subject to significantly higher user fees under MDUFMA than are 510(k) premarket notifications.

Medical devices can be marketed only for the indications for which they are cleared or approved. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained.

Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or deemed not substantially equivalent to a legally marketed predicate device, are placed in class III. These devices are required to undergo the PMA approval process in which the manufacturer must prove the safety and effectiveness of the device to the FDA’s satisfaction. A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. After approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process.

Before we can submit a medical device for 510(k) clearance, we may have to perform a short (i.e., months) method comparison study at clinical sites to ensure that end-users can perform the test successfully. This is a study in a clinical environment, but is not usually considered a clinical trial. A clinical trial may be required in support of a 510(k) submission and generally is required for a PMA application. These trials generally require an Investigational Device Exemption, or IDE, application approved in advance by the FDA for a specified number of patients, unless the product is deemed a nonsignificant risk device eligible for more abbreviated IDE requirements. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the IDE application is approved by the FDA and the appropriate IRBs at the clinical trial sites. Clinical investigations of in vitro diagnostic tests are generally exempt from the IDE requirements, provided the testing is non-invasive, does not require an invasive sampling procedure that presents a significant risk, does not intentionally introduce energy into the subject, and is not used as a diagnostic procedure without confirmation by another medically established test or procedure. Diagnostic devices exempt from IDE requirements cannot be used for human clinical diagnosis unless the diagnosis is being confirmed by another, medically-established diagnostic product or procedure.

Prior to approval, products labeled for research use only (“RUO”) are considered by the FDA to be in the laboratory research phase of development (i.e., either basic research or the initial search for potential clinical utility). RUO products are not to be represented as an effective in vitro diagnostic product. Products labeled for investigational use only (“IUO”) are considered by the FDA to be in the clinical investigation phase of development, where the safety and effectiveness of the product are being studied (i.e., the clinical performance characteristics and expected values are being determined in the intended patient populations). RUO and IUO products are not permitted to be represented as effective in vitro diagnostic products, and manufacturers must establish distribution controls to assure that RUO and IUO assays distributed for research, method comparisons or clinical trials are used only for those purposes.

Pervasive and Continuing FDA Regulation

After a drug or device is placed on the market, regardless of the classification or premarket pathway, significant regulatory requirements apply. Even if regulatory approval or clearance of a drug or medical device is granted, the FDA may impose limitations or restrictions on the uses and indications for which the drug or device may be labeled and promoted. Drugs and medical devices may be marketed only for the uses and indications for which they are cleared or approved. FDA regulations prohibit a manufacturer from promoting a drug or device for an unapproved, or “off-label” use.

Drug and device manufacturers must establish registration and device listings with the FDA before drugs or medical devices may be commercially marketed in the United States. For manufacturers of medical devices, the registration and device listing process includes an annual user fee payable at the time of registration. Our manufacturing processes and those of our suppliers are required to comply with the applicable portions of the QSR and drug cGMP regulation, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of our products. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. Foreign facilities, which export products to the United States, may also be inspected by the FDA.

We are required to report to the FDA if our products cause or contribute to a death or serious injury or, for medical devices, malfunction in a way that would likely cause or contribute to death or serious injury were the malfunction to recur. We are also subject to correction and removal reporting regulations, which require that medical device manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FFDCA that may present a risk to health. The FDA and authorities in other countries can require the recall of products in the event of material defects or deficiencies in design or manufacturing. The FDA can also withdraw or limit our product approvals or clearances in the event of serious, unanticipated health or safety concerns.

The FDA has broad regulatory and enforcement powers. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure or recall of our products, total or partial shutdown of production, withdrawal of approvals or clearances already granted, and criminal prosecution. The FDA can also require us to repair, replace or refund the cost of devices that we manufactured or distributed, or replace and refund the cost of drugs that we manufactured or distributed. In the event that one of our suppliers fails to maintain compliance with our quality requirements or FDA’s applicable regulatory requirements, we may have to qualify a new supplier and could experience manufacturing bottlenecks or delays as a result. If any of these events were to occur, it could materially adversely affect us.

Foreign Regulation

In order for us to market our products in other countries, we must obtain regulatory approvals and comply with extensive safety and quality regulations in other countries. These regulations, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country. Failure to obtain regulatory approval in any foreign country in which we plan to market our products may harm our ability to generate revenue and harm our business.

Many foreign countries in which we market or may market our products have regulatory bodies and restrictions similar to those of the FDA. International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ.

The primary regulatory environment in Europe is that of the European Union, which consists of 25 countries encompassing most of the major countries in Europe. Marketing authorizations may be submitted either under a centralized or mutual recognition procedure. The centralized procedure provides for the grant of a single marking authorization that is valid for all European Union member states. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marking authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

Under European Union regulatory systems, all medicinal products for human and animal use derived from biotechnology and other high-technology processes must be approved via the centralized procedure. Approving medicinal products under the centralized procedure requires submitting an application to the European Medicines Agency. Marketing authorization obtained through the centralized procedure for medicinal products is valid simultaneously in all EU Member States, plus Iceland, Liechtenstein and Norway.

The European Union requires that manufacturers of in vitro diagnostic products obtain the right to affix the CE mark to their products before selling them in member countries of the European Union. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device and in vitro diagnostic directives. In order to obtain the right to affix the CE mark to products, a manufacturer must obtain certification that its processes meet certain European quality standards. Compliance with the Medical Device Directive and In-Vitro Diagnostic Directive, as certified by a recognized European Notified Body, permits the manufacturer to affix the CE mark on its products and commercially distribute those products throughout the European Union.

Orphan Drug Designation and Exclusivity

The FDA grants “orphan drug” designation to drugs intended to treat a rare disease or condition, which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. If the FDA grants orphan drug designation, which it  may reject,  the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. If a product with an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to seven years of orphan drug exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity (superior efficacy, safety, or a major contribution to patient care). Orphan drug designation does not prevent competitors from developing or marketing different drugs for that indication.  We have obtained orphan drug designation for our first clinical stage product (NEO-101).

Under EU medicine laws, the criteria for designating a product as an “orphan medicine” are similar but somewhat different from those in the United States. A drug is designated as an orphan drug if the sponsor can establish that the drug is intended for a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union or is unlikely to be profitable, and if there is no approved satisfactory treatment or if the drug would be a significant benefit to those persons with the condition. Orphan medicines are entitled to 10 years of marketing exclusivity, except under certain limited circumstances comparable to U.S. law. During this period of marketing exclusivity, no “similar” product, whether or not supported by full safety and efficacy data, will be approved unless a second applicant can establish that its product is safer, more effective or otherwise clinically superior. This period may be reduced to six years if the conditions that originally justified orphan designation change or the sponsor makes excessive profits. We intended to pursue orphan drug status outside the U.S. upon establishing the cost of undergoing such process.

Intellectual Property

Neogenix is focused on building its patent portfolio related to antibody-based cancer therapies and diagnostics. We are executing an aggressive international filing strategy in order to secure an exclusive position in key markets, including markets which are expected to have high growth potential in the next 10 years (e.g., China and India).  We have secured patent protection on some of our products through to at least the year 2022, and the terms of our U.S. patents may be extended under the provisions of 35 U.S.C. §156.

Our first patent, U.S. Patent No. 7,314,622 encompasses the novel molecular aspects of NEO-101, as well as chimeric and labeled derivatives of NEO-101. This patent expires on April 14, 2026. U.S. Patent No. 7,763,720 issued in July 2010, extending the coverage of NEO-101 to the genes encoding it. This patent expires on August 20, 2026. Moreover, we are pursuing patents to NEO-101 in relevant foreign jurisdictions (e.g., Europe, Japan, Canada, Australia). We have also been granted U.S. Patent No. 7,829,678, issued in November 2010, with claims related to the antibody NEO-201, which targets colon and pancreatic cancers. This patent expires on November 7, 2028. Each of these applications has foreign counterparts allowing us to pursue patent protection overseas. We recently filed patent applications with claims relating to an antigen of NEO-101 and claims relating to an antigen of NEO-101.  These provisional patent applications are to be converted into utility and foreign patent filings that will expire in 2031.

We expanded our patent portfolio with the acquisition of assets of IBS, including U.S. Patent No. RE39,760 related to an antibody against colon cancer; U.S. Patent Application Nos. 11/234,645 and 11/644,048, drawn to aspects of an antibody against colon cancer; and foreign counterparts of these applications. The reissued patent expires on November 18, 2014. Recently, one of these foreign applications, European Patent No. 1 411 962, was granted with claims drawn to methods of diagnosing and treating pancreatic cancer. This patent expires on March 15, 2022. Further, we are preparing patent applications with broad claims directed to therapeutic and diagnostic methods of using an antibody that binds a A33 antigen, for treating pancreatic, breast, or colorectal cancer.

We have one U.S. patent (i.e., 7,829,678) and ten pending patent applications (e.g., U.S., Canada, and Europe) drawn to a NEO-201 antibody and methods of use for treating and diagnostic methods for pancreatic, breast, and colorectal cancer. U.S. Patent No. 7,829,678 covers the NEO-201 antibody which may be useful for treatment or diagnosis of pancreatic or colorectal cancer.  This patent expires on November 7, 2028. We also have pending patent applications with claims directed to therapeutic and diagnostic methods of using a monoclonal NEO-201 antibody for treating pancreatic, breast, or colorectal cancer. We also recently filed provisional applications relating to the NEO-201 antigen and therapeutics or diagnostics that target this antigen. These provisionals are to be converted into utility and foreign patent filings that will expire in 2031.

Competition

We believe that two primary classes of competitors are established for the markets which we seek to reach.

The first class of competitor manufactures the established mAb drugs that are on the market today or are considered in-class drugs that are in development. Examples in this class include Avastin (Genentech/Roche), Erbitux (ImClone/Eli Lilly), and Herceptin (Genentech/Roche). These companies and their products may be considered as competitors because they are well established in the cancer marketplace, and are proficient manufacturers of therapeutic mAbs. In fact, these large corporations helped to revolutionize the technologies and to define the standards that the FDA has adopted and now require of others to commercialize mAb products.

Notwithstanding the foregoing, management believes that the TAAs that these companies are targeting their drugs against are very different from those to which we have access. These large companies and some smaller companies as well, are focusing their efforts on targeting well-known proteins that are expressed at higher levels in cancer cells as compared to normal cells, such as transcription factors (NF-KB), growth factor receptors (EGFR), and intracellular proteins involved in growth control of the cell (PTK). The research and clinical data being reported on these drugs show that they do indeed work to slow the growth of tumors, although management believes the effects are transient and unremarkable. Many of these large companies dedicate substantial efforts towards the development of these drugs, with the rationale that they can design an incremental improvement to the pre-existing drug. These large companies may also be viewed as potential partners, given the appropriate opportunity.

The second class of competitor includes smaller biotechnology companies, such as A&G Pharmaceutical, Inc., Seattle Genetics, Inc., and Peregrine Pharmaceuticals, Inc. that are researching mAb candidates as products for cancer applications. These competitors have some specialized technology or conceptual idea that may lead to a commercial product.

According to the 2009 Medicines in Development Report, there are over 750 therapeutics and vaccines in some stage of development to fight various cancers. Some 54 compounds are being developed for pancreatic cancer, and 70 medicines are in development for colorectal cancer. (Source: Medicines in Development for Cancer, 2009 report, Pharmaceutical Manufacturers & Research Association).

Location and Facilities

We have our executive offices and a diagnostic laboratory in Great Neck, NY. We also intend to use this facility for the design, development, and testing of diagnostic products. We also currently operate a research and development facility in the Maryland Technology Development Center, located in Rockville, MD, along the I-270 Technology Corridor.

In December 2010, we entered into a Lease Agreement (the “Lease Agreement”) with an affiliate of Alexandria Real Estate Equities to occupy 10,882 square feet in a building located in Rockville, Maryland. We intend to use the space for research and development purposes and will move from our current, smaller facility in Rockville upon completion of the improvements necessary for our occupancy.  See “Item 2 - Properties.”

Personnel

As of December 31, 2010, we had 25 employees. Our leadership team includes former senior personnel from Amgen, Pfizer, Novartis, Quest Diagnostics, Digene and the National Cancer Institute (“NCI”), plus prominent medical practitioners in the field of oncology.  As of February 1, 2011, we have 20 employees.

Executive Officers

The executive officers of our company as of December 31, 2010 are as follows:

Name	Age	Position
Philip Arlen, MD	47	Chief Executive Officer, President, Chief Medical Officer and Director
Peter Gordon	60	Chief Financial Officer, Secretary and Director

Our Chief Executive Officer is the son of our Chairman of the Board.  Otherwise, there are no family relationships among members of our management or our board of directors.

Philip Arlen, MD serves in the positions of Chief Executive Officer, President, Chief Medical Officer and is a Director.  Before becoming our Chief Executive Officer in March 2010, Dr. Arlen served as our President and Chief Medical Officer since July 2008.  Prior to 2008, Dr. Arlen spent the past 11 years at the National Cancer Institute, USA, most recently as the Director of the Clinical Research Group for the Laboratory of Tumor Immunology and Oncology.  At the NCI, Dr. Arlen focused on the development of a programmatic approach to vaccine clinical trials conducted at the NCI as well as at numerous other Cancer Centers throughout the US.  During his tenure at the NCI, Dr. Arlen was the Principal Investigator and/or Associate Investigator on numerous clinical trials involving the use of cancer vaccines and other immunostimulatory molecules.  Dr. Arlen remains on the clinical staff at both the NCI Clinical Center as well as the National Naval Medical Center.  He has authored or co-authored over 80 peer reviewed manuscripts in internationally known scientific and medical journals.  Dr. Arlen received an NIH Award of Merit for major contributions to the field of cancer immunotherapy in 2003.  He is a board certified medical oncologist and received his BA from Emory University and his MD from Medical College of Georgia, School of Medicine.  Dr. Arlen is the son of Dr. Myron Arlen, Chairman of our board of directors and Director of Medical Affairs.

Peter Gordon, MBA is a founder of Neogenix and has served as the Chief Financial Officer, Secretary and a Director since 2004.  He served as VP-Finance for Concrete Media, a pioneering e-commerce firm from May 2000 to March 2002 and as Chief Financial Officer of Bennett X-Ray, a medical device manufacturer from April 1999 to April 2000.  Mr. Gordon was previously associated with Gordon Financial Services, Inc., a financial consulting firm, and 1st US Capital, a private equity and merchant bank.  Mr. Gordon filed for Chapter 7 personal bankruptcy in April 2001, which was discharged in August 2001.  Mr. Gordon received his BS from Lehman College, CUNY, and his MBA from Pace University.  He also has an AAS degree in Mechanical Engineering from the College of Aeronautics.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Form 10-K, prospective investors should consider carefully the following risk factors before investing in our securities. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected.

RISKS RELATED TO OUR BUSINESS

We are a development stage company with a history of operating losses and have not achieved revenues to date.

We are a development stage company formed in 2003 and have a limited operating history. To date we have engaged only in organizational, research, development and consulting activities. Accordingly, we are subject to all of the risks inherent in the establishment of a new business enterprise.

Since inception, we have generated no revenues from product sales. As of December 31, 2010, we had an accumulated deficit of approximately $96.4 million. We expect to incur additional losses as our research, development, clinical trial, manufacturing and marketing programs expand. The extent of future losses and the time required to achieve profitability is highly uncertain. There can be no assurance that we will ever achieve a profitable level of operations or that profitability, if achieved, can be sustained on an ongoing basis.

We have no products available for sale and do not expect to have any diagnostic products  for sale for at least the next 18 months, if at all, or any therapeutic products for sale before 2015, if at all.

Our potential diagnostic and therapeutic products are in the early stages of development and the products we have under development, and any future product candidates, will require significant R&D efforts to establish safety and efficacy, including extensive clinical testing, non-clinical (animal and laboratory) testing and regulatory approval prior to commercial sale. Assuming those efforts are successful, we believe that it will be at least 18 months before our diagnostic products could be available for sale.  Our therapeutic products will be subject to more extensive testing and regulatory requirements, and therefore, we do not expect to have a therapeutic product ready for sale until at least  2015.  Testing can be time consuming and costly. Our product candidates will be subject to the risks of failure inherent in the development of new cancer diagnostics and treatments. To achieve profitable operations, we, alone or with others, must successfully develop, obtain regulatory approval for, introduce, market and sell products. We cannot assure you that we will successfully complete our product development efforts, the manufacturing of our product candidates, that we will obtain required regulatory approvals in a timely manner, if at all, that we will be able to manufacture our product candidates at an acceptable cost and with acceptable quality or that we can successfully market any approved products.

If we do not raise additional capital we will not be able to achieve our growth objectives and may have to curtail clinical development of our products.

To date, we have financed our operations principally through offerings of securities intended to be exempt from the registration requirements of the Securities Act. We believe that our available resources and cash flow will be sufficient to meet our anticipated working capital needs for twelve months from the date of this registration statement, however, unexpected changes to our business could significantly increase our operating expenses and capital requirements during this period. We will require substantial additional funds before we can expect to realize revenues from commercial sales. We expect to use additional funds raised for, among other things, the development of our product candidates, operating expenses, pursuing regulatory approvals, the development of manufacturing, marketing and sales capabilities, when appropriate, and for prosecuting and defending our intellectual property rights. We intend to seek additional funds through private financings or collaborative or other arrangements with third parties. If additional funds are raised by issuing equity securities, further dilution to existing stockholders may result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that any such additional funding will be available to us when needed or, if available, that it will be on terms reasonable or acceptable to us. If adequate funds are not available, we may need to delay, scale back or eliminate certain of our research and development programs or license to third parties certain products or technologies that we would otherwise undertake or retain ourselves. If adequate funds are not available, there could be a material adverse effect on our business, financial condition and results of operations.

Development of our products will involve a lengthy and complex process.

Our product candidates are currently in research and development and will require additional research and development, manufacturing, extensive clinical testing and regulatory approval prior to any commercial sales. We cannot predict if or when any of our products under development will be commercialized. We must complete clinical trials in the United States to demonstrate the safety and efficacy of our proposed products, prior to obtaining FDA approval. We cannot predict with any certainty the amount of time necessary to obtain regulatory approvals, that our clinical trials will be successful, or that FDA approval will be obtained. In addition, delays in obtaining necessary regulatory approvals of any proposed product could have an adverse effect on the product’s potential commercial success and on our business, prospects and financial condition. It is also possible that a product may be found to be ineffective or unsafe due to conditions or facts which arise after development has been completed and regulatory approvals have been obtained. In this event we may be required to discontinue any sales or withdraw such product from the market.

Any failure by our collaborative partners and other third-parties on which we rely to adequately produce and test our cell lines may delay or impair our ability to test, develop and eventually commercialize our products.

We rely on a small number of strategic partners for critical services for our business, including cell line production, manufacturing and testing. Although we believe we can find alternative sources for the services our business requires, the loss of our relationship with Selexis SA, Catalent Pharma Solutions LLC and other service providers or partners with which we may enter into relationships in the future could have an adverse material impact on our business because we do not have the internal resources, technical or financial, to bring any of these functions in-house nor do we believe we could quickly replace these functions with other third-party vendors without incurring significant delays. If we are unable to arrange for alternative sources for these services or partnerships, on commercially reasonable terms, we may not be able to complete development of our product candidates. We cannot assure you that our relationship with any of these entities will continue or that the services they provide to us will be sufficient for our operations. Revenues received by us will depend upon the efforts of third parties and there can be no assurance that such efforts will be successful. There can be no assurance that we will be able to negotiate, establish or maintain acceptable collaborative or other arrangements in the future, that such collaboration will be successful, or that we or our collaborators will be successful in gaining market acceptance for any products that may be developed by us. In addition, there can be no assurance that our collaborative partners will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors. To the extent that we choose not to or are unable to negotiate or maintain collaborations, we would experience increased capital requirements to undertake a commercialization program at our own expense. In addition, we may encounter significant delays in introducing our products into certain markets or find that the commercialization of our products in such markets may be adversely affected by the absence of collaborative agreements.

The cost of compliance with the internal controls over financial reporting requirements of the Sarbanes-Oxley Act of 2002 could be significant.

Effective internal controls are necessary for us to provide reliable financial reports, to limit the risk of fraud and to operate successfully as a public reporting company.  Although company management is not required to provide a report related to our internal control over financial reporting prior to our fiscal year ending December 31, 2011, the costs for developing effective systems of internal controls may be significant. To comply with these requirements, we might need to acquire or upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional legal, accounting and finance staff.  Our efforts to develop and maintain effective internal controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including controls that are necessary to comply with the requirements of Section 404 of the Sarbanes-Oxley Act and SEC regulations.  Any failure to achieve and maintain effective internal controls could have an adverse effect on our business, financial position and results of operations. In addition, if we are unable to conclude that our internal control over financial reporting is effective (or if the auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports.

If we are unable to successfully compete in the medical technology field, our business, product development and financial condition would be materially adversely affected.

We are engaged in the intensely competitive field of medical technology. A number of companies are seeking to develop products that may compete directly or indirectly with our own. Competition from these companies and others is expected to increase. Many of these competitors have substantially greater capital and other resources, and greater experience in the manufacturing, marketing and distribution of products than us. Our competitors may succeed in developing technologies and products that are more effective than those of our company, and such companies may be more successful than us in developing, manufacturing, gaining regulatory approval for and marketing their products. There can be no assurance that products, if any, resulting from our development efforts will obtain regulatory approval in the United States or elsewhere more rapidly than competitors’ products, or at all. Our inability to compete effectively against competitors could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to keep up with technological changes in our industry our products may not become commercially viable.

We expect that the technologies associated with our efforts will continue to develop rapidly, and our future success will depend in large part on our ability to be in a competitive position with respect to technological changes in our industry. New developments in cancer treatments and diagnostics are expected to continue at a rapid pace in both industry and academia. There can be no assurance that research and discoveries by others will not be more effective than those of ours or that such research and discoveries by others will not render some or all of our programs, services or products noncompetitive or obsolete. No assurance can be given that unforeseen problems will not develop with the technologies used by us or that commercially feasible products or services will ultimately be developed by us.

Our success will depend upon our ability to secure patents for our products and protect our trade secrets.

Our success will depend, in part, on our ability to obtain patents and protect trade secrets. However, there can be no assurance that any additional patents will be issued as a result of such patent applications or that issued patents will provide us with significant protection against competitors. There can be no assurance that our patents will be held valid if subsequently challenged. Moreover, there can be no assurance that any patents issued to or licensed by us will not be infringed or that third parties have not or will not independently develop either the same or similar technology. Similarly, no assurance can be given that other parties will not be issued patents which will prevent, limit or interfere with one or more of our products, or will require licensing and the payment of significant fees or royalties by us to such third parties in order to enable us to conduct our business. Any of these occurrences could have a material adverse effect on our business, financial condition and results of operations. Even if we are successful in obtaining patent protection, there can be no assurance that one or more competing products will not be developed and marketed or that any such patents will provide competitive advantages for our products.

We also rely upon unpatented proprietary technology, know-how and trade secrets. We seek to protect our trade secrets and proprietary know-how, in part, through confidentiality agreements with employees, consultants and advisors, and we seek to require any corporate sponsor with which we enter into a collaborative research and development agreement to do so as well. No assurance can be given that these confidentiality agreements will not be violated, that we will have adequate remedies for any breach, that others will not independently develop or otherwise acquire substantially equivalent proprietary technology and trade secrets or disclose such technology or that we can meaningfully protect our rights in trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Any disclosure of such information could have a material adverse effect on our business, financial condition and results of operations. In addition, others may hold or receive patents that contain claims that may cover products developed by us.

Protecting our intellectual property could expose us to costly litigation.

Litigation, which could result in substantial cost to and diversion of effort by us, may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, to defend ourselves against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Patent litigation is costly and time consuming, and we may not have sufficient resources to pursue such litigation. We may have to alter our products or processes, pay licensing fees, defend an infringement action or challenge the validity of the patents in court, or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to us. If we do not obtain a license under such patents, are found liable for infringement or are not able to have such patents declared invalid, we may be liable for significant money damages, may encounter significant delays in bringing products to market or may be precluded from using products requiring such licenses.

We may incur material cost increases as a result of product liability claims that may be brought against us.

Our business will expose us to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. There can be no assurance that we will be able to obtain and maintain adequate insurance coverage at acceptable cost, if at all. There can be no assurance that the level or breadth of insurance coverage maintained by us will be adequate to fully cover potential claims. As of December 31, 2010, our level of products liability insurance coverage is $5,000,000 in the aggregate, and excludes damages for product recalls. No assurance can be given that we will be able to maintain or increase this level of products liability insurance coverage. A successful claim or series of claims brought against us in excess of our insurance coverage, and the effect of any product liability litigation upon the reputation and marketability of our products, together with the diversion of the attention of our key personnel, could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on key personnel and scientific consultants and the loss of these key personnel and consultants could have a material adverse effect on our business, including our research and development objectives.

Because of the specialized nature of our business, our success will depend, in large part, on our ability to attract and retain highly qualified scientific and business personnel. Failure to attract, or the subsequent loss of, key scientists and other executive officers would be detrimental to us and would impede the achievement of our development objectives. The competition for experienced management personnel amongst the numerous biotechnology, pharmaceutical and healthcare companies, universities and nonprofit research institutions is intense, and there can be no assurance that we will be able to attract and retain qualified personnel necessary for the development of our business. We are relying on the continued involvement of our key officers, directors and advisors and are particularly dependent upon the involvement of Dr. Myron Arlen, Dr. Philip Arlen, Peter Gordon and other senior executives. The loss of Dr. Myron Arlen, Dr. Philip Arlen, Mr. Gordon and other senior executives could have a material adverse impact on us.

We have limited senior management resources and may be required to obtain additional management expertise to manage our growth.

Expansion of our business would place a strain on our limited managerial, operational and financial resources. We will be required to expand, train, and manage our work force in order to manage the expansion of our operations. Our ability to attract and retain highly skilled managerial personnel familiar with our industry is critical to our operations and expansion. We face competition for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, technical, human, and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all.

We are subject to extensive government regulation in jurisdictions around the globe in which we expect to do business. Regulations imposed by the FDA and similar agencies in other countries can significantly increase our costs.

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical and diagnostic products through lengthy and detailed pre-clinical, laboratory, manufacturing and clinical testing requirements and other costly and time-consuming procedures to establish their safety and efficacy. The approval process is expensive, time-consuming, uncertain and subject to unanticipated delays. Satisfaction of the requirements typically takes a significant number of years and can vary substantially or never be achieved based upon the type, complexity and novelty of the product. Delays in obtaining governmental regulatory approval could adversely affect our marketing as well as our ability to generate significant revenues from commercial sales. There can be no assurance as to when or whether we, independently or with any collaborative partners, might first submit a product application for FDA or other regulatory review, and there can be no assurance that FDA or other regulatory approvals for any product candidates developed by us will be granted on a timely basis or at all. The effect of government regulation may be to delay marketing of our potential products for a considerable or indefinite period of time, impose costly procedural requirements upon our activities and furnish a competitive advantage to larger companies or companies more experienced in regulatory affairs. In addition, product approvals, if obtained, could be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen clinical or other problems following initial marketing.

As with many biotechnology and pharmaceutical companies, we are subject to numerous costly and diverse environmental, laboratory animal and safety laws, rules, policies and regulations. Any violation of these regulations could materially adversely affect our business, financial condition and results of operations.

We plan to rely upon third-party partners for the manufacture of any products we develop. If such partnerships are unsuccessful, we could be prevented from commercializing our products on a timely or profitable basis.

We have not invested in the development of internal manufacturing, marketing or sales capabilities. We currently, and plan to continue to, rely on contracted third parties and/or pharmaceutical partners for the manufacture of products in accordance with cGMP as prescribed by the FDA and other regulatory authorities and to produce adequate supplies to meet future development and commercial requirements. If we are unable to retain third-party manufacturing on commercially acceptable terms or if third-party manufacturers are unable to manufacture products in accordance with cGMP or to produce adequate supplies, our ability to advance our products will be adversely affected, and the submission of products for final regulatory approval and initiation of marketing would be delayed. This, in turn, may prevent us from commercializing our product candidates as planned, on a timely basis or on a profitable basis, which may have a material adverse effect on our business, financial condition and results of operations.

In order for our business to succeed, products we develop must achieve market acceptance with the medical community and third-party payors.

The commercial success of the products we may develop, when and if approved for marketing by the FDA and corresponding foreign agencies, will depend on their acceptance by the medical community and third-party payors as clinically useful, cost-effective and safe. Market acceptance, and thus sales of our product candidates, will depend on several factors, including clinical effectiveness, the degree to which our product offers an improvement versus current therapies, safety, price, ease of administration, and the rate of adoption of new cancer treatment and diagnostic options. Market acceptance will also depend on our ability establish our products as a new standard of care in appropriate treatment guidelines, and that of our strategic partners to educate the medical community and third-party payors about their benefits. We can not assure you that our product candidates will gain market acceptance. If our products do not achieve market acceptance, we may not generate sufficient revenues to achieve or maintain profitability.

We may pursue acquisition opportunities and strategic alliances, which may subject us to considerable business and financial risk.

We may pursue acquisitions of companies, assets or complementary technologies or strategic alliances in the future. Acquisitions and strategic alliances may expose us to business and financial risks that include, but are not limited to:

•	diverting management’s attention;

•	incurring additional indebtedness;

•	dilution of our common stock due to issuances of additional equity securities;

•	assuming additional liabilities;

•	incurring significant additional capital expenditures, transaction and operating expenses;

•	failing to integrate the operations of an acquired business into our own, including personnel, technologies and corporate cultures;

•	failing to achieve operating and financial synergies anticipated to result from the acquisitions and strategic alliances; and

•	failing to retain key personnel of, vendors to and customers of the acquired businesses.

If we are unable to successfully address the risks associated with acquisitions and strategic alliances, or if we encounter unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and participation in strategic alliances and the expansion of operations, our growth may be impaired, we may fail to achieve anticipated synergies and we may be required to focus resources on integration and other activities rather than on our primary business.

Conducting clinical trials is a lengthy, costly and uncertain process that may not demonstrate that our product candidates are safe or effective, or result in regulatory approval.

To receive regulatory approval for the commercial sale of NEO-101 or any other product candidates, we must successfully complete adequate and well controlled clinical trials demonstrating, with substantial evidence, the efficacy and safety of our product candidates in the indications being studied. Clinical testing is expensive, takes many years to complete and has an uncertain outcome. Clinical failure can occur at any stage of the testing. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. In addition, the results of our clinical trials may show that our product candidates may cause undesirable side effects, which could interrupt, delay or halt clinical trials, resulting in the denial of regulatory approval by the FDA and other regulatory authorities.

Although we have initiated a Phase I study for NEO-101 in patients with advanced pancreatic and colorectal cancer, we cannot be certain if or when we will initiate or complete additional testing, including required registration trials. The results of preclinical or earlier stage clinical trials do not necessarily predict safety or efficacy in humans. Furthermore, we cannot guarantee that our clinical trial designs are adequate to satisfy regulatory requirements for proof of safety and efficacy necessary for approval of our products.

Clinical trial data may reveal new safety concerns that may require additional clinical trials to, among other things, assess and possibly reduce the risk. Clinical trials that successfully meet their efficacy endpoints may nonetheless require additional clinical trials for regulatory approval. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, particularly for our NEO-101 product candidate, we may be delayed in obtaining, or may not be able to obtain, marketing approval for these product candidates. In addition, we may not be able to obtain approval for indications that are as broad as we intended.

Delays in the commencement, enrollment and successful completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

Although for planning purposes we project the commencement, continuation and completion of our clinical trials, delays in the commencement, enrollment and completion of clinical testing could significantly affect our product development costs. We do not know whether planned clinical trials for NEO-101 or our other potential product candidates will begin on time or be completed on schedule, if at all. Clinical trials may not be commenced, may be delayed or may be unsuccessful for a variety of reasons, including:

•
we may not reach agreements on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•
we may be unable to engage a sufficient number of adequate trial sites because many candidate sites are already engaged in other clinical trial programs for the same indication as our product candidates;

•
we may not recruit and enroll patients to participate in clinical trials due, among other things, to small numbers of patients in the target population, changing standards of medical care, failure to meet enrollment criteria and competition from other clinical trial programs for patients with the same indication as our product candidates;

•	patients who do not meet enrollment criteria may be erroneously enrolled in our clinical trials, which may negatively impact our clinical data and/or result in unforeseen patient safety issues;

•
we may be unable to maintain sites that we have engaged if such sites are required to withdraw from a clinical trial or become ineligible to participate in clinical studies for contractual, legal or medical reasons;

•
we may not retain patients who have initiated a clinical trial due, among other things, to patients’ tendencies to withdraw due to inability to comply with the treatment protocol, perceived lack of efficacy, personal issues, side effects from the therapy or unavailability for further follow-up; and

•	we may not secure adequate funding to continue or complete our clinical trials.

Successful completion of a clinical trial requires clinical sites to store, handle, document and administer the product candidate appropriately and to perform outcome assessments according to the trial’s protocol. Any site’s failure to handle the clinical trial material properly, to follow the protocol or to perform the outcome assessments appropriately could result in contamination or inactivation of the clinical trial material or could generate incomplete or potentially misleading data that might call the trial results into question. If any of these events were to occur, we may have to repeat all or a portion of the clinical trial.

If we experience delays in the commencement, enrollment or successful completion of our clinical trials, or if our clinical trials fail, we would experience significant increases in costs and we may not obtain regulatory approval in a timely manner, if at all.

All of our products in development require regulatory review and approval prior to commercialization. Any delay in the regulatory review or approval of any of our products in development will harm our business.

All of our products in development require regulatory review and approval prior to commercialization. Any delays in the regulatory review or approval of our products in development would delay market launch, increase our cash requirements and result in additional operating losses.

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, takes many years and varies substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain. We may not be able to maintain our proposed schedules for the submission of any NDA, BLA, 510(k) or PMA in the United States or any marketing approval application or other foreign applications for any of our products.

We may seek fast track designation, priority review or accelerated approval for our product candidates, which are FDA programs intended to facilitate the development of and expedite the review of drugs intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. We cannot predict whether any of our product candidates will obtain a fast track, priority review or accelerated approval designation, or the ultimate impact, if any, of the fast track, priority review or accelerated approval process on the timing or likelihood of FDA approval of any of our product candidates. Furthermore, if we receive accelerated approval of one of our product candidates based on a surrogate endpoint and fail to timely demonstrate statistically significant benefit under a clinical endpoint post-approval, we will be required to withdraw our product from the market.

If we submit any NDA or PMA, including any amended NDA or PMA, to the FDA seeking marketing approval for any of our products, the FDA must decide whether to either accept or reject the submission for filing. We cannot be certain that any of these submissions will be accepted for filing and reviewed by the FDA, or that our marketing approval application submissions to any other regulatory authorities will be accepted for filing and reviewed by those authorities. We cannot be certain that we will be able to respond to any regulatory requests during the review period in a timely manner without delaying potential regulatory action. We also cannot be certain that any of our products will receive favorable recommendation from any FDA advisory committee or foreign regulatory bodies or be approved for marketing by the FDA or foreign regulatory authorities.

In addition, delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and/or studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and/or the emergence of new information regarding our products or other products. Approvals may not be granted on a timely basis, if at all, and if granted may not cover all of the indications for which we may seek approval. Also, an approval might contain significant limitations in the form of warnings, precautions or contraindications.

We are presently developing a diagnostic test for patient selection for NEO-101, and such test may not be accurate or useful for the intended purposes, and may itself require regulatory approval.

We are presently developing a diagnostic test for patient selection for NEO-101. If we cannot develop a test that we can successfully use to identify the appropriate patients for NEO-101, clinical development and regulatory approval of NEO-101 could be significantly delayed. We believe such a test will require its own regulatory approval and delays or failure to obtain such regulatory approval would delay or prevent us from commercializing NEO-101.

We have no experience manufacturing large clinical-scale or commercial-scale pharmaceutical products and have no manufacturing facility. As a result, we are dependent on numerous third parties for the manufacture of our product candidates and our supply chain, and if we experience problems with any of these suppliers the manufacturing of our products could be delayed.

We do not own or operate manufacturing facilities for clinical or commercial manufacture of our product candidates, which includes the drug substance and the finished drug product. We currently outsource all manufacturing and packaging of our pre-clinical and clinical product candidates to third parties. In addition, we do not currently have any agreements with third-party manufacturers for the long-term commercial supply of many of our product candidates. The manufacturers, therefore, could discontinue the manufacture or supply of our products at any time. Our inability to obtain adequate supply could delay or otherwise adversely affect the clinical development of our product candidates.

In 2010, we changed manufacturers of NEO-101 and we must show that the new manufacturer’s product is comparable to the previous manufacturer’s product. If the products are not comparable, the FDA may require us to postpone planned trials while we perform additional studies including preclinical safety toxicology and possibly a new Phase I trial. We are working to develop higher expression cell lines to produce our antibodies, and we must show that any new product manufactured from these cell lines is comparable to the previous product. If the products are not comparable, the FDA may require us to postpone planned trials while we perform additional studies including preclinical safety toxicology and possibly a new Phase I trial.

We may be unable to enter into agreements for future clinical or commercial supply of our product candidates with third-party manufacturers, or may be unable to do so on acceptable terms. Even if we enter into these agreements, the various manufacturers of each product candidate will likely be single source suppliers to us for a significant period of time. We may not be able to establish additional sources of supply for our products prior to commercialization.

The manufacturers of our product candidates are also subject to various licensing and regulatory requirements. Our manufacturers are subject to the licensing requirements of the FDA, and state and foreign regulatory authorities. Our manufacturers’ facilities are subject to inspection by the FDA, and state and foreign regulatory authorities. Failure to obtain or maintain these licenses or to meet the inspection criteria of these agencies would disrupt our manufacturing processes and adversely affect our ongoing clinical trials and our business and future prospects, results of operations, financial condition and cash flow. Any failure by our manufacturers to follow or document their adherence to cGMP regulations or satisfy other manufacturing and product release regulatory requirements may lead to significant delays in the availability of products for commercial use or clinical study, may result in the termination of or hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products. Failure to comply with applicable regulations could also result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. Failure by any of our suppliers to comply with applicable regulations or inability or unwillingness to supply on the part of any of these suppliers may result in long delays and interruptions to our manufacturing capacity while we seek to secure and qualify another supplier who meets all applicable regulatory requirements.

Any of these factors could cause the delay or suspension of initiation or completion of our clinical trials, regulatory submissions, required approvals or commercialization of our products, could cause us to incur higher costs in connection with the manufacture of our product candidates and could prevent us from commercializing our product candidates successfully. Furthermore, if our third-party manufacturers fail to deliver the required commercial quantities of our finished product, if and when it is approved for marketing, on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, we would likely be unable to meet demand for our products and we would lose potential revenue.

Even if our product candidates receive regulatory approval, they will be subject to ongoing regulatory requirements and may face regulatory and enforcement action.

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Given the number of recent high-profile adverse safety events with certain drug products, the FDA may require, as a condition of approval, costly risk management programs which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials and restrictions on direct-to-consumer advertising. For example, any labeling approved for NEO-101 or any other product candidates may include a restriction on the term of its use, or it may not include one or more of our intended indications.

Our product candidates, if approved for commercial use, will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record keeping and submission of safety and other post-market information on the product. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, the regulatory agency may impose restrictions on that product or us, including correcting promotional literature or requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, such as cGMPs, a regulatory agency may:

•	issue warning letters;

•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	impose civil or criminal penalties;

•	suspend regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications filed by us;

•	impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products or require a product recall.

Even if our product candidates receive regulatory approval in the United States, we may never receive approval or commercialize our products outside of the united states.

In order to market and commercialize any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. For example, European regulatory authorities generally require a trial comparing the efficacy of the new drug to an existing drug prior to granting approval. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval processes in other countries include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects regarding FDA approval in the United States. Such effects include the risks that our product candidates may not be approved for all indications requested, which would limit the uses for which our products may be marketed and have an adverse effect on product sales and potential royalties, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.

RISKS RELATED TO OUR COMMON STOCK

There is currently no trading market for our securities and only a limited trading market may develop.

No market, public or private, for our common stock is in existence at this time and there can be no assurance that a market for our common stock will develop in the future. Accordingly, investors in our securities cannot be expected to be readily liquid. We are not currently applying for listing or quotation on any national securities exchange or other market. While our shares may be quoted on the OTC Bulletin Board or another market in the future, there can be no assurance that an active trading market for our common stock will develop or, if it does develop, that it will be maintained. Accordingly, no assurance can be given that a holder of common stock will be able to sell those shares in the future or as to the price at which any such sale would occur.

Our trading market will also be limited by contractual transfer restrictions placed upon our outstanding shares of common stock.

The shares of our common stock that we sell in private placements are subject to transfer restrictions under subscription agreements, including a right of first refusal by Neogenix. Subject to limited exceptions, under the terms of the right of first refusal a stockholder who intends to sell, assign, transfer or otherwise dispose of our common stock must first provide us with a written notice of such intention, the offer terms, and the opportunity to purchase our common stock from the selling stockholder. If we do not accept the proposed offer, the selling stockholder may sell or otherwise dispose of the common stock subject to the condition that any proposed transferee agree to be bound by the terms of the subscription agreement, including the restrictions on transfer discussed here.  A substantial number of our outstanding shares of common stock are subject to those transfer restrictions. As a result, a trading market in our securities, should it develop, may be extremely limited and no assurance can be given that a holder of common stock will be able to sell their shares in the future or at favorable prices. This contractual restriction will cease to apply upon a registered public offering of our common stock under the Securities Act. No assurance can be given that such a registered public offering will occur.

There is no public market for our securities and no such market may ever develop.

There presently is no public market for our securities, and we do not presently anticipate that a public market will develop.  Furthermore, even if a public market were to develop, investors will still be subject to restrictions on transfer, including restrictions under the Securities Act or any other applicable securities laws.  The offering price of all of our shares of common stock sold in private placements has been determined by us arbitrarily, and not based on any generally accepted method for valuing securities.  There has been no independent determination of the fair market value of our securities, nor does the sales price represent a capitalized projection of our earnings, assets or similar criteria.  The offering price may not be any indication of the value of the shares of our common stock or the value of our business.  No assurance can be given that any shares of common stock, if transferable, could be sold for the offering price or for any other amount.

If a trading market for our common stock develops, our stock price is likely to be volatile.

There is generally significant volatility in the market prices and limited liquidity of securities of early stage companies, and particularly of early stage biotechnology companies. Contributing to this volatility are various events that can affect our stock price in a positive or negative manner. These events include, but are not limited to: governmental approvals, refusals to approve, regulations or actions; market acceptance of our products; litigation involving our company or our industry; developments or disputes concerning our patents or other proprietary rights; changes in the structure of healthcare payment systems; departure of key personnel; future sales of our securities; fluctuations in our financial results or those of companies that are perceived to be similar to us; investors’ general perception of us; and general economic, industry and market conditions. If a market for our common stock develops, any of these events could cause rapid changes in the price of our common stock.

We do not expect to pay any dividends for the foreseeable future.

We have never declared or paid any cash dividends on our capital stock. We anticipate that we will retain all future earnings and other cash resources for the future operation and development of our business, and we do not intend to declare or pay any cash dividends in the foreseeable future.

Our outstanding common stock is subject to dilution.

We may finance our future operations or future acquisitions in whole or in part through the issuance of common stock or securities convertible into or exercisable for common stock. In addition, we may use our common stock or securities exercisable for common stock as a means of attracting or retaining employees, consultants and management for our business. If we use our common stock for these purposes, our existing stockholders will experience dilution in the voting power of their common stock and the price of our common stock and earnings per share could be negatively impacted. Further, as of December 31, 2010 we had outstanding stock options and we reserve the right to offer, from time to time in our discretion, equity participation in our company to key employees, consultants and directors in order to obtain or retain the services of such persons. Any such subsequent issue of shares of capital stock in our company may have the effect of further diluting the value of the stock owned by our shareholders.

Our controlling shareholders may exercise significant control over us.

Our current officers Philip Arlen and Peter Gordon, and our Chairman Myron Arlen, control in the aggregate approximately 26.3% of our issued and outstanding common stock as of December 31, 2010. They also hold options and warrants to acquire 3,778,474 shares of our common stock. Philip Arlen holds options and warrants to acquire 1,005,050 shares of common stock. Peter Gordon holds options to acquire 1,250,000 shares of common stock (including options to acquire 100,000 shares held by Mr. Gordon’s spouse and 200,000 shares held by his son, of which Mr. Gordon disclaims beneficial ownership). Myron Arlen holds options and warrants to acquire 1,523,424 shares of common stock (including options and warrants to acquire 100,647 shares, held by Dr. Arlen’s spouse and 120,679 shares held by his daughter, of which Dr. Arlen disclaims beneficial ownership). As a result, these stockholders will be able to exercise significant control over matters requiring stockholder approval, including, without limitation, the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company, and may adversely affect the price of our stock should a trading market develop.

Future sales by shareholders, or the perception that such sales may occur, may depress the price of our common stock.

The sale or availability for sale of substantial amounts of our shares in the public market, including shares issuable upon conversion of outstanding options and warrants, or the perception that such sales could occur, could adversely affect the market price of our common stock and also could impair our ability to raise capital through future offerings of our shares. As of December 31, 2010, we had 22,599,818 outstanding shares of common stock and approximately 20,460,900 shares of common stock issuable upon exercise of outstanding stock options and warrants.

We will likely be subject to the “penny stock” regulations if a market for our common stock develops, which may reduce the value of our common stock.

Although no market currently exists for our common stock, if a market develops, certain SEC rules governing the trading of “penny stocks” will likely be applicable to sales of our common stock. SEC regulations generally define “penny stock” to be any equity security that has a market price, as defined, of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Because our common stock does not qualify for inclusion on a national securities exchange, it will likely be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written consent to the transactions prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to the broker-dealer and the registered representative or underwriter, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As such, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell such securities in the secondary market.

We have anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the price of our common stock.

Our certificate of incorporation and by-laws include provisions, such as an advance notice bylaw provision and our three classes of directors, which are intended to enhance the likelihood of continuity and stability in the composition of our board of directors. These provisions may make it more difficult to remove directors and management or could have the effect of delaying, deferring or preventing a future takeover or a change in control, unless the takeover or change-in-control is approved by our board of directors, even though the transaction might offer our stockholders an opportunity to sell their shares at a price above the current market price. As a result, these provisions may adversely affect the price of our common stock.

Maryland law also contains provisions that could have the effect of delaying, deferring or preventing a future takeover or a change in control. Subject to limited exceptions, the Maryland Business Combination Act generally prohibits, corporations from being involved in any “business combination” with any “interested shareholder” for a period of five years following the most recent date on which the interested shareholder became an interested shareholder. Business combination is defined to cover a variety of transactions, including a merger, consolidation, share exchange, asset transfer or issuance or reclassification of equity securities. An interested shareholder is defined generally as a person who is the beneficial owner of 10% or more of the voting power of our outstanding voting stock, or who is an affiliate or associate of ours and was the beneficial owner, directly or indirectly, of 10% percent or more of the voting power of the then outstanding stock of our company at any time within the two-year period immediately prior to the date in question.

The Maryland Control Share Acquisition Act applies to acquisitions of “control shares,” which, subject to certain exceptions, are shares the acquisition of which entitle the holder to exercise or direct the exercise of the voting power of shares of our stock in the election of directors within any of the following ranges of voting power: (a) one-tenth or more, but less than one-third of all voting power; (b) one-third or more, but less than a majority of all voting power; or (c) a majority or more of all voting power. Control shares have limited voting rights.

The Maryland Unsolicited Takeover Act permits a Maryland corporation that is public and meets certain other requirements to add certain anti-takeover provisions to its charter without a stockholder vote. These include (i) permitting removal of directors by stockholders for cause only, (ii) requiring a two-thirds majority vote of stockholders to remove a director for cause, (iii) providing that that only the board of directors can fix the number of directors, (iv) providing that in the event of a vacancy on the board caused by an increase in the size of the board or the death, resignation or removal of a director, the vacancy can be filled only by the remaining directors, and (v) providing that special meetings of stockholders may be called only upon the request of stockholders holding a majority of the outstanding votes to be cast at the meeting. This Act also expressly approves of stockholders’ rights plans, often referred to as poison pills, grants authority to directors alone to set the terms and conditions of and issue rights, options, and warrants under such a plan, and limits the power of directors elected after a plan has been adopted, for a period of up to 180 days after they become directors, to vote to redeem, modify or terminate the rights under the plan.

Although these provisions do not preclude a takeover, they may have the effect of discouraging a future takeover attempt which would not be approved by our board of directors, but pursuant to which stockholders might have an opportunity to sell their shares at a price above the then current market price. In addition, such provisions could potentially adversely affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

This Item has been omitted based on Neogenix’s status as a “smaller reporting company.”

ITEM 2.	PROPERTIES

We maintain our principal executive offices and a diagnostic laboratory in 445 Northern Boulevard, Suite 24, Great Neck, NY 11021, pursuant to a lease that expires in May 2017.  Our monthly rent for this facility is currently $15,149, with annual increases effective in May of each year, increasing to $19,168 per month for the final year of the lease term. We also operate a 3,500 square foot research and development facility in the Maryland Technology Development Center, located in Rockville, MD along the I-270 Technology Corridor. We currently do not own any real estate and believe that our leased facilities are adequate for present operations.

In December 2010, we entered into a Lease Agreement (the “Lease Agreement”) with an affiliate of Alexandria Real Estate Equities to occupy 10,882 square feet in a building located in Rockville, Maryland. We intend to use the space for research and development purposes and will move from its current, smaller facility in Rockville upon completion of the improvements necessary for our occupancy. The date of the full execution and delivery of the lease was December 17, 2010. The base term of the lease will extend 84 months from the date the landlord completes its buildout obligations in the premises and readies the premises for occupancy (presently estimated to be May 1, 2011). We will be obligated to begin rent and operating expense payments nine and one-half months following the end of the month in which the landlord completes its work and as a result such payments are expected to begin to accrue on or about February 15, 2012.  Monthly base rent under the Lease Agreement is approximately $19,950 per month, with scheduled 3% annual increases. Additionally, we expect to incur expenses related to the maintenance and use of the property of approximately $8,855 per month.  Once we move into this new facility, we plan to terminate our lease with the Maryland Technology Development Center.

ITEM 3.	LEGAL PROCEEDINGS

There are not presently any material pending legal proceedings to which we are party or as to which any of our property is subject, and no such proceedings are known to us to be threatened or contemplated against Neogenix.

ITEM 4.	[RESERVED]

PART II

ITEM 4.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no public market for our common stock. Our common stock is not listed on any securities exchange or inter-dealer quotation system at the present time. We are not certain whether a trading market will develop for our common stock, or if it develops whether the trading market will be sustained. Investors in our common stock must be prepared to bear the entire economic risk of an investment in our common stock for an indefinite period of time.

Holders

As of March 29, 2011 there were 22,706,185 shares of common stock outstanding and approximately 925 stockholders of record.

Dividends

We have not paid dividends on our common stock during the last two fiscal years and we do not anticipate the payments of dividends in the near future. Our board of directors exercises discretion over the payment of dividends and it is the current intention to retain all earnings, if any, for use in business operations.

Issuer Purchases of Equity Incentives

No equity securities were repurchased by us during the fourth quarter of 2010.

Recent Sales of Unregistered Securities

At closings held on December 1, 2010 and December 29, 2010, we issued a total of 290,220 shares of Common Stock at a purchase price of $12.50 per share, for an aggregate purchase price of $3,627,750. In connection with these offerings, we paid $259,696 in fees and expenses to finders for their services. These shares were issued to accredited investors (as defined under Rule 501(a) promulgated under the Securities Act of 1933) pursuant to a private placement, without the use of any general solicitation or public offering, and are therefore exempt from registration under Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.

ITEM 5.	SELECTED FINANCIAL DATA

This Item has been omitted based on Neogenix’s status as a “smaller reporting company.”

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our audited financial statements and related notes for the fiscal years ended December 31, 2009 and 2010 included in this Form 10-K.

Certain factors affecting forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Neogenix in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “intends,” “anticipates,” “estimates,” “believes” or “plans” or comparable terminology, are forward-looking statements based on current expectations about future events, which we have derived from information currently available to us. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:

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

There are a number of additional important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth in Item 1A, “Risk Factors” contained elsewhere in this report, and any subsequent periodic or current reports filed by us with the Securities and Exchange Commission (the “SEC”).

In addition, any forward-looking statements represent our expectations only as of the day we filed this Annual Report with the SEC and should not be relied upon as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

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

Since our inception in late 2003, we have devoted substantially all of our capital resources to the development of diagnostic and therapeutic monoclonal antibodies targeted against both pancreatic and colorectal cancer. In 2008, we began our first clinical study of a diagnostic product, using several of our mAbs, to detect pancreatic and colorectal cancers. In December 2009, we initiated a multi-center Phase I clinical trial at Johns Hopkins University Hospital and North Shore University Hospital of NPC-1, our lead therapeutic product candidate for advanced pancreatic and colorectal cancer.  In early October, 2010, the FDA placed our Phase I clinical trial on partial clinical hold while FDA considered our proposed amendment to our investigational drug application (“IND”), submitted to the FDA on October 7.  In a letter received by us on October 27, 2010, the FDA notified us that it lifted the partial clinical hold, that new patients may be enrolled in the clinical trial, pending approval of the amendment by the IRB of the institutions conducting our clinical study.  In late 2010, Duke University Medical Center joined the Phase I clinical trial following its IRB approval of the amended protocol, and the IRB from Johns Hopkins University Hospital also approved the protocol amendment.

In October 2010, FDA granted orphan drug designation to our lead product candidate NEO-101 for the treatment of pancreatic cancer.

In October 2010, human clinical data was presented on our diagnostic platform for both our NEO-101 and NEO-201 products for the detection of colorectal and pancreatic cancer.  On October 19, 2010, we presented data on the NEO-101 antibody at ASCO’s 2010 Annual meeting on Molecular Makers in Cancer.  On October 28, 2011, we presented the NEO-201 data at the American Association for Cancer Research’s first special conference on Colorectal Cancer: Biology to Therapy.

We have generated no revenues since inception through December 31, 2010. We did have other income from interest on various financial instruments and a grant. We have funded our business principally with the net proceeds from sales of our common stock in private placement transactions.

We have never been profitable and, as of December 31, 2010, we have an accumulated deficit of approximately $96.4 million. We have incurred net losses of approximately $19.1 and $35.6 million in the years ended December 31, 2010 and 2009, respectively. We expect to incur significant and increasing operating losses for the next few years as we advance our products from discovery through preclinical studies to clinical trials and seek to fund our operations through public or private equity or debt financings or other sources, such as strategic partnerships and product licensing agreements. We will need additional financing to support our operating activities. Adequate additional funding may not be available to us on acceptable terms, or at all.  Management continues to devote substantial time to raise cash through the sale of common stock, and believes that such financing will support the Company through December 31, 2011.  Subsequent to December 31, 2010, the Company received gross proceeds of $1,399,588 relating to the sale of 111,967 shares of common stock at $12.50 per share from a Private Placement Memorandum dated July 1, 2010 (“PPM 7/2010”), with finder’s fees of $118,965, as discussed in Note J.  $70,000 of those proceeds, representing 5,600 shares, are presently being held in an escrow account until such time as the Company conducts a closing in accordance with the terms of PPM 7/2010.

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

At this stage of our development, we believe that the assumptions, judgments and estimates involved in the accounting for stock based compensation have the greatest potential impact on our consolidated financial statements at this time. This area is a key component of our results of operations and is based on complex rules which require us to make judgments and estimates, so we consider this to be a critical accounting policy.

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

Results of Operations

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009

Revenue

To date, we have not generated any revenue from product sales or operations. We earn income from interest on funds invested in bank certificates of deposit. Interest income for the year ended December 31, 2010 was $266,979, compared against $171,266 for the year ended December 31, 2009. The increase in interest income resulted from a higher average balance of cash and certificates of deposit during 2010 compared to 2009.  Other income, net totaling $240,957 for the year ended December 31, 2010, consisted primarily of a U.S. government research grant totaling $244,479.

In the future, we may generate revenue from a combination of product sales, license fees, milestone and other payments or royalties resulting from the exclusive territorial rights for and the sales of products sold under licenses of our intellectual property. We do not expect to generate revenue from product sales or royalties until 2012. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected. We will need to generate significant revenues to achieve profitability and we may never do so.

General and administrative expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resources functions. Other costs include legal costs, audit fees, consultant fees and other operating expenses. For the year ended December 31, 2010, general and administrative expenses totaled $12.3 million, compared to $29.2 million for the year ended December 31, 2009. The decreased costs incurred related to a reduction in stock-based compensation expense of approximately $20.6 million offset by increases in salaries and compensation costs of approximately $2.2 million and legal and accounting costs of approximately $1.1 million.

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

High-level expression cell line development work on our first product candidate, NEO-101, was completed in April 2010.  The new cell lines were then transferred to our Manufacturing contractor (Cytovance Biologies, Inc.) for cGMP manufacturing development.  This development work is ongoing and the manufacturer expects to deliver cGMP grade NEO-101 for clinical use in the fourth quarter of 2011.  The completion of these activities is dependent upon demonstration of bio-comparability between the previous cGMP drug and the new cGMP drug lot.  Such bio-comparability testing will be completed before the new drug is released for clinical use and is subject to review and acceptance by the FDA.  Upon completion of this development work, we plan to continue clinical trails and regulatory efforts to complete the FDA’s drug approval process which we anticipate in 2014.  Research and development expenses for NEO-101 from the inception to date have totaled approximately $31 million.  Currently, we estimate incurring additional expenses of approximately $49 million in order to launch NEO-101.

Material cash flows from this project are not anticipated to occur until the completion of FDA approved clinical trials, which we believe to be no earlier than the end of 2014. We believe that cash flows from revenues derived either from direct sales, joint venture agreements or some type of collaboration agreement with biotechnology or pharmaceutical firms could begin in early 2015.

There can be no assurance that we will be able to complete development, clinical trials and FDA approval within our anticipated schedule. Unforeseen challenges could create delays. Such delays could result in additional costs beyond what we have budgeted and could cause difficulty raising additional capital. Without adequate capital from investors, we will not be able to complete development of NEO-101.

We expense research and development costs as incurred. Conducting a significant amount of research and development is central to our business model.  Research and development expenses have historically been focused exclusively on the development of NEO-101. Starting in 2010, minor research and development costs have been incurred for preliminary assessment of two other monoclonal antibodies, NEO-201 and NEO-301. However, these costs are estimated to be less than 1% ($.7 million) of total research and development costs for the year ended December 31, 2010. We do not anticipate significant costs relating to NEO-201 and NEO-301 until we have raised adequate funding. Prior to December 31, 2009, we did not track research and development costs by project because we were not making a material effort on more than one project and we did not have the systems in place to track costs by project. Effective January 1, 2010, we implemented a new accounting system that allows us to track research and development costs by project and we began tracking those costs by project beginning July 1, 2010.

For the year ended December 31, 2010, research and development expenses totaled approximately $7.3 million, compared to approximately $6.5 million for the year ended December 31, 2009. The increased costs incurred related to an increase in stock-based compensation expense of approximately $855,000, offset by decreases in contracted research and development.

Net loss and net loss per share

For the year ended December 31, 2010, net loss totaled $19.0 million, while our net loss per share on a weighted average basic and fully diluted basis was $.86 per share. These figures compare to a net loss of $35.6 million and a net loss per share on a weighted average basic and fully diluted basis of $1.67 per share for the year ended December 31, 2009.

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

We have incurred operating losses since our inception and historically have financed our operations principally with the net proceeds from sales of our common stock in private placement transactions. During 2010, we sold 820,298 shares of our common stock at $12.50 per share to accredited investors. In 2009, we sold 1,141,752 shares of our common stock at $5.00 per share and 2,054,306 shares of our common stock at $7.50 per share, to accredited investors. During 2010 and 2009, these private placements resulted in aggregate net proceeds of approximately $9.6 million and $19.4 million, respectively, after deducting finders fees and transaction expenses.  Since our inception, we have raised approximately $48.8 million, net of finder’s fees and transactions costs from the sale of our common stock.

In October 2010, the Company received a U.S. government grant under the Qualifying Therapeutic Discovery Project (“QTDP”) Program totaling $244,479.  In order to qualify for the QTDP grants, the project must have the potential to develop new treatments that address “unmet medical needs” or chronic and acute diseases; reduce long-term health care costs; represent a significant advance in finding a cure for cancer; advance U.S. competitiveness in the fields of life, biological, and medical sciences; or create or sustain well-paying jobs, either directly or indirectly.  The QTDP was created by Congress in March 2010 as part of the Patient Protection and Affordable Care Act and provides a tax credit or a grant equal to 50% of eligible costs and expenses for tax years 2009 and 2010.  The grant of $244,479 was recorded as other income on the statement of operations for the year ended December 31, 2010.  The Company was awarded two additional QTDP grants, totaling $488,958, and received payment for them in January 2011.

We maintain four lines of credit with three commercial banks, which are secured against certificates of deposit in the same amounts.  We have a $5,000,000 line of credit, with an interest rate at the higher of the U.S. Prime Rate (3.25% at December 31, 2010) or 4%.  We have a $100,000 line of credit, which expires July 8, 2014 with interest at the U.S. Prime Rate.  As of December 31, 2010, borrowings outstanding on these two lines of credit totaled $1,000,000 and $1,450, respectively.  Also, we have two lines of credit with available limits of $2,000,000 and $225,000, respectively, expiring on June 30, 2011.  Both have interest at the higher of the U.S. Prime Rate plus 1% or 6.5%. As of December 31, 2010, there were no borrowings against either account.  In January and February, the Company repaid the $1,001,450 balance on the lines of credit.  As of March 29, 2011, the $2,000,000 line of credit had an outstanding balance of $1,600,000.  The expiration of any of these lines of credit will not have an impact on our operations or cash flows.

As of December 31, 2010, we had cash and cash equivalents and certificates of deposit of approximately $11.0 million, of which approximately $3.2 million are cash and cash equivalents and approximately $7.8 million are certificates of deposit with commercial banks, of varying lengths of time, all of which we can access immediately, if necessary, at minimal cost to us. We expect that this amount plus any additional amounts raised for subscriptions for common stock will be sufficient to fund our normal operating needs through December 31, 2011. If we are unable to raise additional funds, we believe that we would be able to reduce the level of our spending so that these funds would be sufficient to fund our operating needs through December 31, 2011. Our business will require additional investment that we have not yet secured. The amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control. These factors include, but are not limited to:

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

Operating Activities

At December 31, 2010, we had working capital of approximately $2.8 million, as compared to approximately $6.1 million at December 31, 2009.

Net cash used in operating activities for the year ended 2010 was approximately $13.6 million, compared to approximately $8.5 million in 2009. As a development stage company, we continue to incur significant net losses as research and development activities progress. Our cash used in operating activities for the year ended 2010 consisted mainly of our net loss of approximately $19.1 million, an increase in prepaid expenses of approximately $800,000 and a decrease in accounts payable and accrued expenses of approximately $600,000, offset by non-cash stock-based compensation costs of approximately $6.5 million. The increase in prepaid expenses and the decrease in accounts payable and accrued expenses are due primarily to timing of payments.

Until we obtain regulatory approval for our cancer diagnostic products, we expect to continue to incur growing negative cash flows from operating activities.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2010 was approximately $493,000, compared to approximately $6.9 million for the same period in 2009, mainly a result of purchases of property and equipment to support our efforts to obtain regulatory approval for our cancer diagnostic products, purchases of restricted certificates of deposit that are required as collateral for our lines of credit and purchases and sales of certificates of deposit based on levels of cash and cash equivalents at the time.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2010 was approximately $10.6 million, compared to approximately $19.3 million for 2009, which represents cash collected on the sale of common stock. The decrease was primarily a result of lower proceeds from the sale of common stock.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

ITEM 6A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item has been omitted based on Neogenix’s status as a “smaller reporting company.”

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements and Schedules listed in the accompanying “Index to Financial Statements and Schedules.”

ITEM 8.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not and have not been any disagreements between our company and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in Securities Exchange Act (“Exchange Act”) Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2010.  There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2010 that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 8B.	OTHER INFORMATION

None.

PART III

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of our fiscal year.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

A listing of our executive officers and their biographies are included under the caption “Executive Officers” under Item 1 of this Form 10-K. In addition, information about our directors may be found under the caption “Election of Directors” in our Proxy Statement. The remaining information required by this Item is incorporated herein by reference to our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the Proxy Statement set forth under the captions “Directors’ Compensation” and “Executive Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Proxy Statement set forth under the captions “Executive Compensation – Equity Compensation Plan Information,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership by Management” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance, Related Person Transactions and Indemnification” and “Corporate Governance” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Proxy Statement set forth under the caption “Proposal 2 – Ratification of the appointment of Eisner Amper LLP as our independent auditors for our fiscal year ending December 31, 2010” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The Consolidated Financial Statements listed in the accompanying Index to Financial Statements and Schedules are filed as a part of this report and incorporated herein by reference.

(a)(2) Financial Statement Schedule

None.  Financial Statement Schedules are omitted because they are not required, inapplicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)(1) Exhibit List          Exhibits to be listed below

Exhibits 10.1 through 10.9 are management contracts or compensatory plans or arrangements.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1 (2)	Contribution Agreement with Ariel Hollinshead, dated December 10, 2004
2.2 (2)	Amendment to Contribution Agreement with Ariel Hollinshead, dated May 26, 2006
2.3 (2)	Patent Purchase and Transfer Agreement
3.1 (1)	Amended and Restated Articles of Incorporation
3.2 (1)	Second Amended and Restated Bylaws
4.1 (1)	Specimen Common Stock Certificate
10.1 (1)	Employment Agreement dated May 5, 2009, between the registrant and Dr. Myron Arlen
10.2 (1)	Amendment to Employment Agreement between the registrant and Dr. Myron Arlen dated February 19, 2010
10.3 (1)	Employment Agreement dated May 5, 2009, between the registrant and Dr. Philip M. Arlen
10.4 (1)	Amendment to Employment Agreement between the registrant and Dr. Philip Arlen dated February 19, 2010
10.5 (1)	Employment Agreement dated May 5, 2009, between the registrant and Peter Gordon
10.6 (1)	Amendment to Employment Agreement between the registrant and Peter Gordon, dated February 19, 2010
10.7 (1)	2005 Employee, Director and Consultant Stock Option Plan, as amended
10.8 (1)	2005 Amended and Restated Stock Option Plan
10.9 (1)	Form of Non-Qualified Stock Option Agreement
10.10 (1)	Form of Incentive Stock Option Agreement
10.11 (1)	Lease by and between the registrant and Affiliated Developers, Inc., dated March 17, 2005
10.12 (1)	First modification of Lease by and between the registrant and Affiliated Developers, Inc., dated July 18, 2008
10.13 (1)	Second modification of Lease by and between the registrant and Affiliated Developers, Inc., dated January 22, 2009
10.14 (1)	Third modification of Lease by and between the registrant and Affiliated Developers, Inc., dated October 27, 2009
10.15 (1)	Lease and License Agreement by and between the registrant and Maryland Economic Development Corporation, dated April 28, 2004
10.16 (1)	Amendment No. 1 to Lease and License Agreement by and between the registrant and Maryland Economic Development Corporation, dated May 28, 2004
10.17 (1)	Amendment No. 2 to Lease and License Agreement by and between the registrant and Maryland Economic Development Corporation, dated June 17, 2005
10.18 (1)	Amendment No. 3 to Lease and License Agreement by and between the registrant and Maryland Economic Development Corporation, effective July 2, 2006
10.19 (1)	Amendment No. 4 to Lease and License Agreement by and between the registrant and Maryland Economic Development Corporation, dated May 11, 2007
10.20 (1)	Amendment No. 5 to Lease and License Agreement by and between the registrant and Maryland Economic Development Corporation, dated January 25, 2008
10.21 (1)	Amendment No. 6 to Lease and License Agreement by and between the registrant and Maryland Economic Development Corporation, dated March 21, 2008
10.22 (1)	Amendment No. 7 to Lease and License Agreement by and between the registrant and Maryland Economic Development Corporation, effective August 11, 2008
10.23 (1)	Amendment No. 9 to Lease and License Agreement by and between the registrant and Maryland Economic Development Corporation, dated April 30, 2009
10.24 (1)	Amendment No. 10 to Lease and License Agreement by and between the registrant and Maryland Economic Development Corporation, dated August 20, 2009
10.25 (1)	Amendment No. 10 (#2) to Lease and License Agreement by and between the registrant and Maryland Economic Development Corporation, dated September 29, 2009
10.26 (1)	Amendment No. 11 to Lease and License Agreement by and between the registrant and Maryland Economic Development Corporation, dated January 19, 2010
10.27 (1)	Amendment No. 12 to Lease and License Agreement by and between the registrant and Maryland Economic Development Corporation, dated February 12, 2010
10.28 (1)	Services Agreement between Neogenix and Selexis SA dated August 12, 2009**
10.29 (2)	Services Agreement by and between Neogenix and Selexis SA, dated April 12, 2010**
10.30 (2)	Services Agreement by and between Selexis SA, dated April 12, 2010**
10.31 (4)	Services Agreement by and between the Company and Catalent Pharma Solutions LLC**
10.32 (5)	Commercial License Agreement between the Company and Selexis SA, dated December 6, 2010**
10.33*	Lease Agreement between the Company and ARE-Maryland No. 25, LLC, dated December 17, 2010
10.34*	Research Agreement between the Company and Istituto di Ricovero e Cura a Carattere Scientifico San Raffaele Pisana, dated August 31, 2010
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 (3)	Press Release, dated November 1, 2010

(1) Incorporated by reference from an exhibit to Form 10, filed on April 30, 2010
(2) Incorporated by reference from an exhibit to an Amendment to Form 10, filed on July 16, 2010
(3) Incorporated by reference from an exhibit to the 8-K, filed on November 1, 2010
(4) Incorporated by reference from an exhibit to Form 10-Q, filed on November 15, 2010
(5) Incorporated by reference from Exhibit B to Exhibit 10.28 to the Amendment to Form 10, filed on July 16, 2010
*  Filed Herewith.
**  Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOGENIX ONCOLOGY, INC.

/s/ Dr. Philip Arlen
By: Dr. Philip Arlen, Chief Executive Officer

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Philip Arlen
By: Dr. Philip Arlen, Chief Executive Officer and Director (Principal Executive Officer)
Date: March 31, 2011

/s/ Dr. Myron Arlen
By: Dr. Myron Arlen, Chairman of the Board
Date: March 31, 2011

/s/ Peter Gordon
By: Peter Gordon, Chief Financial Officer, Director
(Principal Financial and Accounting Officer)
Date: March 31, 2011

/s/ James Feldman
By: James Feldman, Director
Date: March 31, 2011

/s/ Dr. Barry Gause
By: Dr. Barry Gause, Director
Date: March 31, 2011

/s/ Dennis Greene
By: Dennis Greene, Director
Date: March 31, 2011

/s/ J. Douglas Holladay
By: J. Douglas Holladay, Director
Date: March 31, 2011

/s/ Lynn Krominga
By: Lynn Krominga, Director
Date: March 31, 2011

/s/ Timothy P. Shriver
By: Timothy P. Shriver, PhD, Director
Date: March 31, 2011

NEOGENIX ONCOLOGY, INC.
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

PAGE
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009 and for the period from January 1, 2004 (inception) through December 31, 2010	F-3

Statements of changes in stockholders' equity (deficit) for the years ended December 31, 2010 and 2009 and for the period from January 1, 2004 (inception) through December 31, 2010	F-4

Statements of cash flows for the years ended December 31, 2010 and 2009 and for the period from January 1, 2004 (inception) through December 31, 2010	F-11

Notes to Consolidated Financial Statements	F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Neogenix Oncology, Inc.

We have audited the accompanying balance sheets of Neogenix Oncology, Inc. (a development stage enterprise) (the "Company") as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2010 and 2009, and for the period from January 1, 2004 (inception) through December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neogenix Oncology, Inc. (a development stage enterprise) as of December 31, 2010 and 2009, and the results of its operations, changes in its stockholders’ equity (deficit) and its cash flows for the years ended December 31, 2010 and 2009 and for the period from January 1, 2004 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

New York, New York
March 29, 2011

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

Balance Sheets

	As of December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$3,221,344	$6,661,982
Restricted short-term investments	237,670	232,821
Short-term investments	26,561	210,350
Prepaid expenses	839,377	66,327

Total current assets	4,324,952	7,171,480

Restricted long-term investments	7,427,849	7,212,429
Long-term investments	108,155	103,998
Property and equipment, net of accumulated depreciation of $553,498 and
$305,747 for 2010 and 2009, respectively	1,022,476	845,792
Other assets	15,452	14,492

Total assets	$12,898,884	$15,348,191

LIABILITIES
Current liabilities:
Accounts payable	$170,563	$529,845
Accrued expenses	315,952	532,973
Current portion of long-term debt	16,106	-
Lines of credit	1,001,450	-

Total current liabilities	1,504,071	1,062,818

Long-term debt	42,950	-
Deferred rent	30,561	9,546

Total liabilities	1,577,582	1,072,364

Commitments and other matters (Note K)

STOCKHOLDERS' EQUITY
Series A preferred stock; $0.01 par value; 1,000,000 shares authorized;
0 shares issued and outstanding
Common stock; $0.00001 par value; 200,000,000 shares authorized;
22,599,818 and 21,715,420 shares issued and outstanding at December 31, 2010
and 2009, respectively	226	217
Additional paid-in capital	107,906,832	91,764,530
Subscriptions receivable	(150,000)	(104,619)
Deficit accumulated during the development stage	(96,435,756)	(77,384,301)

Total stockholders’ equity	11,321,302	14,275,827

Total liabilities and stockholders’ equity	$12,898,884	$15,348,191

See notes to financial statements

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

Statements of Operations

			For the Period From
			January 1, 2004
			(Inception)
	Years Ended December 31,		Through December 31,
	2010	2009	2010

Revenue	$-	$-	$-

Costs and expenses:
Research and development	7,276,798	6,490,482	32,831,719
General and administrative	12,282,593	29,239,322	64,445,884

Total costs and expenses	19,559,391	35,729,804	97,277,603

Loss from operations	(19,559,391)	(35,729,804)	(97,277,603)

Other income (expense):
Other income, net	240,957	-	240,957
Interest income	266,979	171,266	600,890

Loss before income tax	(19,051,455)	(35,558,538)	(96,435,756)

Provision for income tax	-	-	-

Net loss	$(19,051,455)	$(35,558,538)	$(96,435,756)

Net loss per common share – basic and diluted	$(0.86)	$(1.67)

Weighted average shares outstanding – basic and diluted	22,055,000	21,258,000

See notes to financial statements

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

Statements of Changes in Stockholders’ Equity (Deficit)

For the Period From January 1, 2004 (Inception) Through December 31, 2010
						Deficit Accumulated
	Series A Preferred Stock		Common Stock		Additional Paid-in	During the Development	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Stage	Equity (Deficit)

Issuance of shares to founding stockholders in January 2004
($.00001 per share)	-	$-	9,750,000	$98	$900	$-	$998
Issuance of shares to a founding stockholder in January 2004
in exchange for assets contributed ($0.0001 per share)	-	-	250,000	2	-	-	2
Issuance of common stock in May 2004
($1.00 per share)	-	-	100,000	1	99,999	-	100,000
Issuance of common stock in July 2004
($1.00 per share)	-	-	200,000	2	199,998	-	200,000
Issuance of common stock in August 2004
($1.00 per share), net of finder’s fee of $6,600	-	-	271,000	3	264,397	-	264,400
Issuance of common stock in September 2004
($1.00 per share), net of finder’s fee of $2,000	-	-	20,000	-	18,000	-	18,000
Issuance of common stock in October 2004
($1.00 per share)	-	-	25,000	-	25,000	-	25,000
Issuance of common stock in November 2004
($1.00 per share), net of finder’s fee of $2,500	-	-	25,000	-	22,500	-	22,500
Issuance of common stock in December 2004
($1.00 per share), net of finder’s fee of $1,750	-	-	67,000	1	65,249	-	65,250
Net loss	-	-	-	-	-	(673,827)	(673,827)

Balance – December 31, 2004 (carried forward)	-	-	10,708,000	107	696,043	(673,827)	22,323

See notes to financial statements

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

Statements of Changes in Stockholders’ Equity (Deficit)

For the Period From January 1, 2004 (Inception) Through December 31, 2010

(continued)

	Series A Preferred Stock		Common Stock		Treasury Shares		Additional	Deficit Accumulated During the	Total
	Shares	Par Value	Shares	Par Value	Shares	Value	Paid-in Capital	Development Stage	Stockholders’ Equity (Deficit)

Balance – December 31, 2004 (brought forward)	-	$-	10,708,000	$107	-	$-	$696,043	$(673,827)	$22,323

Issuance of common stock in January 2005
($1.00 per share), net of finder’s fee of $11,800	-	-	625,998	6	-	-	614,192	-	614,198
Issuance of common stock in March 2005
($1.00 per share)	-	-	500,000	5	-	-	499,995	-	500,000
Issuance of common stock in February 2005
($2.00 per share), net of finder’s fee of $5,000	-	-	75,000	1	-	-	144,999	-	145,000
Issuance of common stock in March 2005
($2.00 per share), net of finder’s fee of $800	-	-	24,000	-	-	-	47,200	-	47,200
Issuance of common stock in May 2005
($2.00 per share), net of finder’s fee of $5,000	-	-	25,000	-	-	-	45,000	-	45,000
Issuance of common stock in June 2005
($2.00 per share), net of finder’s fee of $2,500	-	-	142,750	2	-	-	282,998	-	283,000
Issuance of common stock in June 2005
for finder’s fee	-	-	6,375	-	-	-	(12,750)	-	(12,750)
Issuance of common stock in July 2005
($2.00 per share), net of finder’s fee of $9,500	-	-	67,000	1	-	-	124,499	-	124,500
Issuance of common stock in August 2005
($2.00 per share)	-	-	12,500	-	-	-	25,000	-	25,000
Issuance of common stock in September 2005
($2.00 per share)	-	-	47,500	-	-	-	95,000	-	95,000
Issuance of common stock for warrants exercised in
December 2005 ($2.00 per share)	-	-	150,000	1	-	-	299,999	-	300,000
Share-based compensation (Note J[2])	-	-	-	-	-	-	771,756	-	771,756
Issuance of options in connection with a litigation settlement (Note K[5])	-	-	-	-	-	-	10,479	-	10,479
Purchase of treasury stock	-	-	-	-	750,000	(750)	-	-	(750)
Offering costs on private placement memorandum	-	-	-	-	-	-	(30,000)	-	(30,000)
Net loss	-	-	-	-	-	-	-	(2,752,915)	(2,752,915)

Balance – December 31, 2005 (carried forward)	-	-	12,384,123	123	750,000	(750)	3,614,410	(3,426,742)	187,041

See notes to financial statements

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

Statements of Changes in Stockholders’ Equity (Deficit)

For the Period From January 1, 2004 (Inception) Through December 31, 2010

(continued)

	Series A Preferred Stock		Common Stock		Treasury Shares			Additional	Deficit Accumulated During the	Total
	Shares	Par Value	Shares	Par Value	Shares	Value	Subscription Receivable	Paid-in Capital	Development Stage	Stockholders’ Equity (Deficit)

Balance – December 31, 2005 (brought forward)	-	$-	12,384,123	$123	750,000	$(750)	$-	$3,614,410	$(3,426,742)	$187,041

Issuance of common stock for options exercised in January 2006 ($2.00 per share)	-	-	134,000	2	-	-	-	267,998	-	268,000
Issuance of common stock for options exercised in February 2006 ($2.00 per share)	-	-	10,000	-	-	-	-	20,000	-	20,000
Issuance of common stock in February 2006 ($2.00 per share), net of finder’s fee of $5,000	-	-	30,000	-	-	-	-	55,000	-	55,000
Issuance of common stock in March 2006 ($3.00 per share), net of finder’s fee of $7,500	-	-	47,500	-	-	-	-	135,000	-	135,000
Issuance of common stock in April 2006 ($3.00 per share)	-	-	500	-	-	-	-	1,500	-	1,500
Issuance of common stock in May 2006 ($3.00 per share), net of finder’s fees of $900	-	-	28,500	-	-	-	-	84,600	-	84,600
Issuance of common stock in June 2006 ($3.00 per share), net of finder’s fee of $2,450	-	-	77,467	1	-	-	-	229,949	-	229,950
Issuance of common stock in July 2006 ($3.00 per share), net of finder’s fee of $5,500	-	-	25,500	1	-	-	-	70,999	-	71,000
Issuance of common stock in August 2006 ($3.00 per share)	-	-	25,000	-	-	-	-	75,000	-	75,000
Issuance of common stock in September 2006 ($3.00 per share)	-	-	19,500	-	-	-	-	58,500	-	58,500
Issuance of common stock in October 2006 ($3.00 per share)	-	-	8,333	-	-	-	-	25,000	-	25,000
Issuance of common stock in November 2006 ($3.00 per share), net of offering costs of $36,000	-	-	75,666	1	-	-	-	190,999	-	191,000
Issuance of common stock in December 2006 ($3.00 per share)	-	-	18,365	-	-	-	-	55,100	-	55,100
Share-based compensation (Note J[2])	-	-	-	-	-	-	-	2,152,615	-	2,152,615
Purchase of treasury stock in January 2006	-	-	-	-	10,000	(20,000)	-	-	-	(20,000)
Issuance of common stock through purchase oftreasury stock ($2.00 per share) in January 2006	-	-	-	-	(10,000)	20,000	-	-	-	20,000
Net increase in subscription receivable	-	-	-	-	-	-	(36,100)	-	-	(36,100)
Net loss	-	-	-	-	-	-	-	-	(4,226,169)	(4,226,169)

Balance – December 31, 2006 (carried forward)	-	-	12,884,454	128	750,000	(750)	(36,100)	7,036,670	(7,652,911)	(652,963)

See notes to financial statements

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

Statements of Changes in Stockholders’ Equity (Deficit)

For the Period From January 1, 2004 (Inception) Through December 31, 2010

(continued)

	Series A Preferred Stock		Common Stock		Treasury Shares			Additional	Deficit Accumulated During the	Total
	Shares	Par Value	Shares	Par Value	Shares	Value	Subscription Receivable	Paid-in Capital	Development Stage	Stockholders’ Equity (Deficit)

Balance – December 31, 2006 (brought forward)	-	$-	12,884,454	$128	750,000	$(750)	$(36,100)	$7,036,670	$(7,652,911)	$(652,963)

Issuance of common stock in January 2007 ($1.00 per share), net of finder’s fee of $20,000	-	-	200,000	2	-	-	-	179,998	-	180,000
Issuance of common stock in January 2007 ($3.00 per share)	-	-	2,500	-	-	-	-	7,500	-	7,500
Issuance of common stock in March 2007 ($3.00 per share), net of finder’s fee of $51,050	-	-	373,764	4	-	-	-	1,070,246	-	1,070,250
Issuance of common stock in April 2007 ($3.00 per share), net of finder’s fee of $51,270	-	-	372,498	4	-	-	-	1,066,228	-	1,066,232
Issuance of common stock in April 2007 ($4.00 per share)	-	-	33,125	-	-	-	-	132,500	-	132,500
Issuance of common stock in May 2007 ($4.00 per share), net of finder’s fee of $127,470	-	-	227,096	2	-	-	-	780,912	-	780,914
Issuance of common stock in June 2007 ($4.00 per share), net of finder’s fee of $24,500	-	-	106,750	1	-	-	-	402,499	-	402,500
Issuance of common stock in July 2007 ($4.00 per share)	-	-	38,500	-	-	-	-	154,000	-	154,000
Issuance of common stock in August 2007 ($4.00 per share), net of finder’s fee of $18,300	-	-	51,250	1	-	-	-	186,699	-	186,700
Issuance of common stock in September 2007($4.00 per share), net of finder’s fee of $76,600	-	-	213,250	2	-	-	-	776,398	-	776,400
Issuance of common stock in October 2007 ($4.00 per share), net of finder’s fee of $45,300	-	-	167,000	2	-	-	-	622,698	-	622,700
Issuance of common stock in November 2007 ($4.00 per share), net of finder’s fee of $87,130	-	-	159,575	2	-	-	-	551,168	-	551,170
Issuance of common stock in December 2007 $4.00 per share), net of finder’s fee of $31,220	-	-	264,300	3	-	-	-	1,025,977	-	1,025,980
Issuance of common stock in December 2007($2.00 per share)	-	-	25,000	-	-	-	-	50,000	-	50,000
Issuance of common stock for options exercisedin December 2007 ($0.25 per share)	-	-	13,200	-	-	-	-	3,300	-	3,300
Share-based compensation (Note J[2])	-	-	-	-	-	-	-	5,608,902	-	5,608,902
Offering costs on private placement memorandum	-	-	-	-	-	-	-	(30,000)		(30,000)
Net increase in subscription receivable	-	-	-	-	-	-	(201,900)	-	-	(201,900)
Net loss	-	-	-	-	-	-	-	-	(8,391,250)	(8,391,250)

Balance – December 31, 2007 (carried forward)	-	-	15,132,262	151	750,000	(750)	(238,000)	19,625,695	(16,044,161)	3,342,935

See notes to financial statements

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

Statements of Changes in Stockholders’ Equity (Deficit)

For the Period From January 1, 2004 (Inception) Through December 31, 2010

(continued)

	Series A Preferred Stock		Common Stock		Treasury Shares			Additional	Deficit Accumulated During the	Total
	Shares	Par Value	Shares	Par Value	Shares	Value	Subscription Receivable	Paid-in Capital	Development Stage	Stockholders’ Equity (Deficit)

Balance – December 31, 2007 (brought forward)	-	$-	15,132,262	$151	750,000	$(750)	$(238,000)	$19,625,695	$(16,044,161)	$3,342,935

Issuance of common stock for options exercised in January 2008 ($0.25 per share)	-	-	1,069,000	11	-	-	-	267,239	-	267,250
Issuance of common stock in January 2008 ($4.00 per share), net of finder’s fee of $73,500	-	-	343,950	3	-	-	-	1,302,297	-	1,302,300
Issuance of common stock for options exercised in February 2008 ($0.25 per share)	-	-	390,000	4	-	-	-	97,496	-	97,500
Issuance of common stock in February 2008 ($4.00 per share), net of finder’s fee of $15,480	-	-	74,950	1	-	-	-	284,319	-	284,320
Issuance of common stock for options exercised in March 2008 ($0.25 per share)	-	-	21,000	-	-	-	-	5,250	-	5,250
Issuance of common stock in March 2008 ($4.00 per share), net of finder’s fee of $17,100	-	-	63,750	1	-	-	-	237,899	-	237,900
Issuance of common stock in April 2008 ($4.00 per share), net of finder’s fee of $95,500	-	-	265,000	3	-	-	-	964,497	-	964,500
Issuance of common stock in May 2008 ($4.00 per share), net of finder’s fee of 122,370	-	-	394,375	4	-	-	-	1,455,126	-	1,455,130
Issuance of common stock in June 2008 ($4.00 per share), net of finder’s fee of $12,000	-	-	36,250	-	-	-	-	133,000	-	133,000
Issuance of common stock in June 2008 ($5.00 per share)	-	-	10,000	-	-	-	-	50,000	-	50,000
Issuance of common stock in July 2008 ($4.00 per share)	-	-	4,250	-	-	-	-	17,000	-	17,000
Issuance of common stock in July 2008 ($5.00 per share), net of finder’s fee of $25,500	-	-	73,500	1	-	-	-	341,999	-	342,000
Issuance of common stock in August 2008 ($5.00 per share), net of finder’s fee of $11,200	-	-	45,000	-	-	-	-	213,800	-	213,800
Issuance of common stock in September 2008 ($5.00 per share), net of finder’s fee of $28,360	-	-	86,100	1	-	-	-	402,139	-	402,140
Issuance of common stock in October 2008 ($5.00 per share), net of finder’s fee of $11,550	-	-	306,100	3	-	-	-	1,518,947	-	1,518,950
Issuance of common stock in November 2008 ($5.00 per share), net of finder’s fee of $40,800	-	-	180,000	2	-	-	-	859,198	-	859,200
Issuance of common stock in December 2008 ($5.00 per share), net of finder’s fee of $65,870	-	-	270,750	2	-	-	-	1,286,628	-	1,286,630
Issuance of common stock for acquisition of patentsin December 2008	-	-	1,000,000	10	-	-	-	4,999,990	-	5,000,000
Issuance of warrants for acquisition of patents in December 2008	-	-	-	-	-	-	-	3,375,286	-	3,375,286
Share-based compensation (Note J[2])	-	-	-	-	-	-	-	8,730,433	-	8,730,433
Offering costs on private placement memorandum	-	-	-	-	-	-	-	(45,000)	-	(45,000)
Net increase in subscription receivable	-	-	-	-	-	-	(21,000)	-	-	(21,000)
Net loss	-	-	-	-	-	-	-	-	(25,781,602)	(25,781,602)

Balance – December 31, 2008 (carried forward)	-	-	19,766,237	197	750,000	(750)	(259,000)	46,123,238	(41,825,763)	4,037,922

See notes to financial statements

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

Statements of Changes in Stockholders’ Equity (Deficit)

For the Period From January 1, 2004 (Inception) Through December 31, 2010

(continued)

	Series A Preferred Stock		Common Stock		Treasury Shares			Additional	Deficit Accumulated During the	Total
	Shares	Par Value	Shares	Par Value	Shares	Value	Subscription Receivable	Paid-in Capital	Development Stage	Stockholders’ Equity (Deficit)

Balance – December 31, 2008 (brought forward)	-	$-	19,766,237	$197	750,000	$(750)	$(259,000)	$46,123,238	$(41,825,763)	$4,037,922

Issuance of common stock in January 2009 ($5.00 per share), net of finder's fee of $48,300	-	-	241,200	3	-	-	-	1,157,697	-	1,157,700
Issuance of common stock in February 2009 ($5.00 per share), net of finder’s fee of $37,520	-	-	205,200	2	-	-	-	988,478	-	988,480
Issuance of common stock in March 2009 ($5.00 per share), net of finder’s fee of $142,790	-	-	311,980	3	-	-	-	1,417,107	-	1,417,110
Issuance of common stock in April 2009 ($5.00 per share), net of finder’s fee of $178,291	-	-	302,400	3	-	-	-	1,333,706	-	1,333,706
Issuance of common stock in April 2009 ($4.00 per share)	-	-	3,125	-	-	-	-	12,500	-	12,500
Issuance of common stock in May 2009 ($5.00 per share), net of finder’s fee of $15,525	-	-	80,972	1	-	-	-	389,334	-	389,335
Issuance of common stock in June 2009 ($7.50 per share), net of finder’s fee of $31,675	-	-	49,333	-	-	-	-	338,325	-	338,325
Issuance of common stock in July 2009 ($7.50 per share), net of finder’s fee of $67,500	-	-	210,120	2	-	-	-	1,508,398	-	1,508,400
Issuance of common stock in August 2009 ($7.50 per share), net of finder’s fee of $392,123	-	-	636,977	6	-	-	-	4,385,201	-	4,385,207
Issuance of common stock in September 2009 ($7.50 per share), net of finder’s fee of $329,959	-	-	267,026	3	-	-	-	1,672,733	-	1,672,733
Issuance of common stock in October 2009 ($7.50 per share), net of finder’s fee of $158,420	-	-	340,368	3	-	-	-	2,394,337	-	2,394,340
Issuance of common stock in November 2009 ($7.50 per share), net of finder’s fee of $146,902	-	-	245,705	3	-	-	-	1,695,883	-	1,695,886
Issuance of common stock in December 2009 ($7.50 per share), net of finder’s fee of $178,005	-	-	304,777	3	-	-	-	2,107,820	-	2,107,820
Purchase of treasury stock	-	-	-	-	500,000	(175,000)	-	-	-	(175,000)
Retirement of treasury stock	-	-	(1,250,000)	(12)	(1,250,000)	175,750	-	(175,738)	-	-
Share-based compensation (Note J[2])	-	-	-	-	-	-	-	26,520,511	-	26,520,511
Offering costs on private placement memorandum	-	-	-	-	-	-	-	(105,000)	-	(105,000)
Net decrease in subscription receivable	-	-	-	-	-	-	154,381	-	-	154,381
Net loss	-	-	-	-	-	-	-	-	(35,558,538)	(35,558,538)

Balance - December 31, 2009	-	-	21,715,420	217	-	-	(104,619)	91,764,530	(77,384,301)	14,275,827

See notes to financial statements

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

Statements of Changes in Stockholders’ Equity (Deficit)

For the Period From January 1, 2004 (Inception) Through December 31, 2010

(continued)

	Series A Preferred Stock		Common Stock		Treasury Shares			Additional	Deficit Accumulated During the	Total
	Shares	Par Value	Shares	Par Value	Shares	Value	Subscription Receivable	Paid-in Capital	Development Stage	Stockholders’ Equity (Deficit)

Balance – December 31, 2009 (brought forward)	-	$-	21,715,420	$217	-	$-	$(104,619)	$91,764,530	$(77,384,301)	$14,275,827

Issuance of common stock in January 2010 ($12.50 per share), net of finder's fee of $17,000	-	-	16,000	-	-	-	-	183,000	-	183,000
Issuance of common stock in February 2010 ($12.50 per share), net of finder’s fee of $12,750	-	-	18,000	-	-	-	-	212,250	-	212,250
Issuance of common stock in March 2010 ($12.50 per share), net of finder’s fee of $11,156	-	-	25,500	1	-	-	-	307,593	-	307,594
Issuance of common stock in April 2010 ($12.50 per share), net of finder’s fee of $11,688	-	-	21,000	-	-	-	-	250,812	-	250,812
Issuance of common stock in May 2010 ($12.50 per share), net of finder’s fee of $61,413	-	-	65,800	1	-	-	-	761,086	-	761,087
Issuance of common stock in June 2010 ($12.50 per share), net of finder’s fee of $336,860	-	-	316,080	3	-	-	-	3,614,137	-	3,614,140
Issuance of common stock in July 2010 ($12.50 per share), net of finder’s fee of $42,545	-	-	42,600	-	-	-	-	489,955	-	489,955
Issuance of common stock in August 2010 ($12.50 per share), net of finder’s fee of $0	-	-	6,000	-	-	-	-	75,000	-	75,000
Issuance of common stock in September 2010 ($12.50 per share), net of finder’s fee of $9,562	-	-	19,098	-	-	-	-	229,163	-	229,163
Issuance of common stock in December 2010 ($12.50 per share), net of finder’s fee of $259,696	-	-	290,220	3	-	-	-	3,368,051	-	3,368,054
Exercise of stock options ($2 per share)	-	-	64,100	1	-	-	-	128,199	-	128,200
Share-based compensation (Note J[2])	-	-	-	-	-	-	-	6,523,056	-	6,523,056
Net increase in subscription receivable	-	-	-	-	-	-	(45,381)	-	-	(45,381)
Net loss	-	-	-	-	-	-	-	-	(19,051,455)	(19,051,455)

Balance - December 31, 2010	-	$-	22,599,818	$226	-	$-	$(150,000)	$107,906,832	$(96,435,756)	$11,321,302

See notes to financial statements

Statements of Cash Flows

			For the Period
			From
			January 1, 2004
			(Inception)
	Years Ended		Through
	December 31,		December 31,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(19,051,455)	$(35,558,538)	$(96,435,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash acquisition of in-process research and development	-	-	8,375,286
Equity based compensation	6,523,056	26,277,150	50,034,261
Salaries payable to founding stockholders	-	-	66,444
Depreciation	276,125	150,566	603,166
Deferred rent	21,015	5,929	30,561
Loss on the sale or exchange of equipment	-	5,272	776
Changes in:
Prepaid expenses	(773,050)	(24,131)	(839,377)
Deferred financing costs	-	-	(14,700)
Other assets	(960)	(1,719)	(15,452)
Accounts payable	(359,282)	515,977	170,563
Accrued expenses	(217,021)	175,643	315,952

Net cash used in operating activities	(13,581,572)	(8,453,851)	(37,708,276)

Cash flows from investing activities:
Purchase of investments	179,632	(35,371)	(134,716)
Purchase of restricted investments	(220,269)	(6,220,250)	(7,665,519)
Purchase of property and equipment	(452,809)	(657,994)	(1,626,418)

Net cash used in investing activities	(493,446)	(6,913,615)	(9,426,653)

Cash flows from financing activities:
Net proceeds from sale of common stock	9,445,674	19,694,293	48,783,461
Proceeds on advances from principal founding stockholder	-	-	80,000
Repayments on advance from principal founding stockholder	-	(2,674)	(145,444)
Deferred financing cost	-	-	(36,000)
Proceeds from exercise of stock options	128,200	-	789,500
Proceeds from debt	1,081,981	-	1,831,981
Repayments on debt	(21,475)	(250,000)	(771,475)
Repurchase of common stock	-	(175,000)	(195,750)
Sale of treasury stock	-	-	20,000

Net cash provided by financing activities	10,634,380	19,266,619	50,356,273

Net (decrease) increase in cash and cash equivalents	(3,440,638)	3,899,153	3,221,344
Cash and cash equivalents - beginning of period	6,661,982	2,762,829	-

Cash and cash equivalents - end of period	$3,221,344	$6,661,982	$3,221,344

Supplemental disclosure of noncash investing activities:
Exchange of fixed assets	$-	$-	$7,300

Supplemental disclosures of noncash financing activities:
Payable settled by issuance of founding stockholders' shares at par value of $0.00001	$-	$-	$1,000
Retirement of treasury stock	$-	$175,750	$175,750
Change in subscriptions receivable	$(45,381)	$154,381	$150,000
Options granted for finder's fee	$-	$243,361	$328,631
Deferred financing costs	$-	$-	$14,700

See notes to financial statements

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

NOTE A - THE COMPANY

Neogenix Oncology, Inc. ("Neogenix" or the "Company") was formed as a Maryland corporation on December 31, 2003 and had nominal activity until it commenced operations on April 1, 2004.  In September 2005, the Company changed its name from Neogenix Oncology Corp. to Neogenix Oncology, Inc.

Neogenix is a biotechnology company focused on developing novel therapeutic and diagnostic products for the treatment of pancreatic, colon, lung, prostate and various other cancers.  The Company rents a research and development facility in Rockville, Maryland and has its administrative and clinical studies offices in Great Neck, New York.  The Company has not generated any revenue from inception through December 31, 2010.

The Company has devoted its efforts primarily towards the development of therapeutic monoclonal antibodies, targeted against pancreatic and colorectal cancer.  The costs for manufacturing these therapeutic products, to meet Food and Drug Administration ("FDA") standards, and completing the pre-clinical tests, required by the FDA for therapeutics, have been expensed as incurred.  Phase I clinical trials are planned for patients with advanced cancer who have failed all standard forms of therapy.  The Company intends to use the FDA Fast Track approval process for its therapeutic products.  The Fast Track programs are designed to facilitate the development, and expedite the review, of new drugs that are intended to treat serious or life-threatening conditions and/or demonstrate the potential to address unmet medical needs.  Products showing some degree of benefit, in terms of enhancement of survival for several months without major toxicity, may receive more timely approval.  However, there is no guarantee the Company will ever obtain the necessary FDA approval for their product candidates.

The Company has also devoted efforts towards the research and development of diagnostic tests for the detection of pancreatic and colon cancer.  The Company's diagnostic tests will require FDA regulatory approval which is equivalent to a 510(k) approval process.

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

NOTE B - BASIS OF PRESENTATION AND LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.  The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet the Company's obligations.  Management continues to devote substantial time to raise cash through the sale of common stock, and believes that such financing along with lines of credit available (note G) will support the Company through December 31, 2011.  Subsequent to December 31, 2010, the Company received gross proceeds of $1,399,588 relating to the sale of 111,967 shares of common stock at $12,50 per share from a Private Placement Memorandum dated July 1, 2010 (“PPM 7/2010”), with finder’s fees of $118,965, as discussed in Note J.  $70,000 of those proceeds, representing 5,600 shares, are presently being held in an escrow account until such time as the Company conducts a closing in accordance with the terms of PPM 7/2010.

NOTE C - SIGNIFICANT ACCOUNTING POLICIES

[1]	Cash and cash equivalents:

The Company considers all highly liquid investments with an original maturity of three months or less at the date acquired to be cash equivalents.

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

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

Property and equipment are carried at cost less accumulated depreciation and amortization which are recorded using the straight-line method over the estimated useful lives of five years.  Leasehold improvements are amortized over the shorter of their estimated useful life or the term of the lease.  Property and equipment used for research and development activities are capitalized if they have alternative uses.  Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized.  Routine maintenance, repairs, and renewal costs are expensed as incurred.  The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and any related gain or loss on disposition is reflected in net income or loss for the year. The Company capitalizes assets with a cost in excess of $1,000 and an expected life greater than one year.

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

Research and development expenses include personnel and facility-related expenses, outside contracted services, manufacturing and process development costs, research costs, costs of licenses and other consulting services.  Research and development expenses also consist of costs incurred for proprietary and collaborative research and development for pre-clinical sponsored research. Research and development costs are expensed as incurred. The Company enters into agreements with third parties for research and development activities that may be fixed fee or fee for service contracts.

As of each balance sheet date, the Company reviews purchase commitments and accrues expenses based on factors such as estimates of work performed, costs incurred and other events. Accrued research costs are subject to revisions as projects progress to completion. Revisions are recorded in the period in which the facts that give rise to the revision become known.

[6]	Fair value of financial instruments:

The carrying values of the Company's cash and cash equivalents, subscriptions receivable and accounts payable (including accrued expenses) approximate their fair values based on the short-term nature of such items.  The carrying values of long-term certificates of deposit and restricted certificates of deposit approximate their fair values based on applicable market interest rates.

[7]	Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  Such estimates include the selection of assumptions underlying the calculation of the fair value of options and warrants, and the useful lives of fixed assets.  Actual results could differ from those estimates.

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

[8]	Concentration of credit risk:

The Company maintains cash balances in bank accounts which are insured by the Federal Deposit Insurance Corporation for up to $250,000 in each institution.  The Company's management believes it reduces risks by banking with major financial institutions.

[9]	Income taxes:

The Company accounts for income taxes using the asset and liability method which establishes deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance related to the deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the year. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants. In computing diluted net loss per share for the years ended December 31, 2010 and 2009, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants would be anti-dilutive.

At December 31, 2010 and 2009 potential common shares not included in calculating diluted net loss per share are as follows:

	2010	2009

Stock options	19,460,900	18,789,000
Warrants	1,000,000	1,000,000

Total	20,460,900	19,789,000

[11]	Business segments and geographic information:

The Company operates in one business segment, which is to develop therapeutic and diagnostic products for the treatment of various cancers. Accordingly, the accompanying financial statements are reported in the aggregate, including all activities in one segment.  The Company did not have any foreign operations.

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

[12]	Recently adopted accounting pronouncements

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

Fair Value Measurements — In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (FASB ASU 10-06), “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” FASB ASU 10-06 provides new requirements for disclosures about transfers into and out of Level 1 and 2 inputs and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The new requirements clarify existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. These requirements are effective for the first reporting period, including interim periods, beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuance, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this statement did not have a material effect on our financial statements.

Subsequent Events — In February 2010, the FASB issued authoritative guidance which eliminated as of February 2010 the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The adoption of this guidance did not have a material impact on our financial statements.

[13]	Recent accounting pronouncements not yet adopted

Multiple-Deliverable Revenue Arrangements — In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (FASB ASU 09-13), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force).” FASB ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB Topic 605-25 (Revenue Recognition – Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either the company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The future requirements of this standard are not expected to have a material effect on our financial statements.

NOTE D – FAIR VALUE

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

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

Level 3	Unobservable inputs. Unobservable inputs reflect the assumptions that management develops based on available information about what market participants would use in valuing the asset or liability.

An asset or liability's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Availability of observable inputs can vary and is affected by a variety of factors.  Management uses judgment in determining fair value of assets and liabilities, and Level 3 assets and liabilities involve greater judgment than Level 1 or Level 2 assets or liabilities.

Total investments in certificates of deposit held by the Company with a fair value at December 31, 2010 and 2009 of $7,800,235 and $7,759,598, respectively, are classified as Level 1 within the fair value hierarchy.  The original maturity dates of these certificates of deposit are greater than three months.

NOTE E – CERTAIN ACCOUNTS

At December 31, 2010 and 2009, prepaid expenses consisted of the following:

	2010	2009

Prepaid development	$712,075	$-
Prepaid insurance	88,784	51,828
Other	38,518	14,499

	$839,377	$66,327

At December 31, 2010 and 2009, accrued expenses consisted of the following:

	2010	2009

Accrued finder’s fees	$121,054	$339,764
Accrued legal and accounting fees	89,433	51,000
Accrued compensation	90,904	49,036
Accrued clinical costs	-	60,193
Other	14,561	32,980

	$315,952	$532,973

NOTE F - PROPERTY AND EQUIPMENT

At December 31, 2010 and 2009, property and equipment consisted of the following:

	2010	2009

Office furniture and equipment	$497,017	$227,506
Lab equipment	872,086	723,986
Leasehold improvements	206,871	200,047

	1,575,974	1,151,539
Less accumulated depreciation	(553,498)	(305,747)

	$1,022,476	$845,792

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

NOTE G - LINES OF CREDIT

The Company has a revolving line of credit with a financial institution.  As of December 31, 2010 and 2009, the revolving line had a maximum borrowing capacity of $5,000,000, bore interest at 4% and matured February 2011. The line of credit is secured by certificates of deposit for the same amount.  The line of credit had an outstanding balance as of December 31, 2010 and 2009 of $1,000,000 and $0, respectively.  Subsequent to December 31, 2010, the maturity date of the line of credit was extended to February 2013.

The Company has a revolving line of credit with a financial institution.  As of December 31, 2010 and 2009, the revolving line had a maximum borrowing capacity of $2,000,000, bore interest at 6.5% and matures June 2011. The line of credit is secured by a certificate of deposit for the same amount.  The line of credit had no outstanding balance as of December 31, 2010 and 2009.

The Company has a revolving line of credit with a financial institution.  As of December 31, 2010 and 2009, the revolving line had a maximum borrowing capacity of $225,000, bore interest at 6.5% and matures June 2011. The line of credit is secured by a certificate of deposit for the same amount.  The line of credit had no outstanding balance as of December 31, 2010 and 2009.

The Company has a revolving line of credit with a financial institution.  As of December 31, 2010 and 2009, the revolving line had a maximum borrowing capacity of $100,000, bore interest at 3.25% and matures July 2014. The line of credit is secured by a certificate of deposit for the same amount and is guaranteed by a stockholder of the Company.  The line of credit had an outstanding balance as of December 31, 2010 and 2009 of $1,450 and $0, respectively.

In January and February 2011, the Company repaid the $1,001,450 balance on the lines of credit.  As of March 29 2011, the $2,000,000 line of credit had an outstanding balance of $1,600,000.

NOTE H - LONG-TERM DEBT

At December 31, 2010 and 2009, long-term debt consisted of the following:

	2010	2009

Note payable to a financial institution, with interest at 0%, monthly principal payments through September 2014, secured by a vehicle	$59,056	$-
Less current portion	(16,106)	-

	$42,950	$-

Long-term debt is due as follows:

Year Ending
December 31,

2011	$16,106
2012	16,106
2013	16,106
2014	10,738

$59,056

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

NOTE I - INCOME TAXES

Significant components of the Company's net deferred income tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax asset:
Net operating loss carryforward	$15,173,370	$10,152,281
Share-based compensation	18,517,819	16,707,911
Acquired in-process research and development	2,883,952	3,105,841
Other	206,854	3,794

Total deferred tax asset	36,781,995	29,969,827

Deferred tax liability:
Property and equipment	(177,136)	(64,483)

Total	36,604,859	29,905,344
Less valuation allowance	(36,604,859)	(29,905,344)

Total net deferred tax asset	$-	$-

At December 31, 2010 and 2009, the Company had a net operating loss carryforward of approximately $38,404,958 and $25,619,183, respectively, for federal income tax purposes and approximately $46,488,900 and $31,801,000, respectively for state income tax purposes, which may be used to offset future taxable income that begin to expire in 2023.

Income tax benefit attributable to loss from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss from continuing operations for the years ended December 31, 2010 and 2009 as a result of the following:

	2010	2009

Federal income taxes benefit at statutory rate	$6,477,495	$12,089,903
State income taxes	1,133,562	1,969,136
Non-deductible permanent differences	(25,866)	(58,279)
Stock-based compensation	(767,786)	(362,693)
Uncertain tax positions	-	(266,466)
Change in valuation allowance	(6,699,515)	(13,406,713)
Other	(117,890)	35,112

Provision for income taxes	$-	$-

As defined in Section 382 of the Internal Revenue Code, the Company may have undergone, or may undergo in the future, a greater than fifty percent ownership change as a result of financing initiatives. Consequently, there may be limitations on the amount of the Company's NOLs which may be utilized to offset future taxable income in any one year.

The Company has provided a full valuation allowance, which increased by $6,699,515 and $13,406,713, during the years ended December 31, 2010 and 2009, respectively.  Management has concluded it is more likely than not that the deferred tax asset will not be realized.

Effective January 1, 2009, the Company adopted new guidance related to accounting for uncertainty in income taxes. This guidance clarifies the criteria for recognizing income tax benefits and requires additional disclosures about uncertain tax positions.  Under this guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company adopted this new guidance as of January 1, 2009, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. The Company had uncertain tax provisions on December 31, 2010, and 2009 of $651,000 relating to research and development credits and no increase or decrease occurred during 2010 and 2009.  No additional uncertain tax positions were identified for the years ended December 31, 2010 and 2009.

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

Estimated interest and penalties are classified as a component of income tax provision (benefit) in the statements of operations. The Company had accrued no interest or penalties as of December 31, 2010 and 2009.

The Company’s tax returns filed in multiple jurisdictions are subject to audit by taxing authorities. As of December 31, 2010, years 2007 and after remain open for audit by taxing authorities.

NOTE J - EQUITY TRANSACTIONS AND SHARE-BASED COMPENSATION

[1]	Common stock:

In January 2004, the Company issued 10,000,000 shares of its common stock at $0.00001 per share to founders for settlement of accrued expenses of $1,000.

During 2004, the Company sold 708,000 shares of common stock at $1.00 per share in a private placement for proceeds of $708,000.  In connection with the private placement, the Company incurred finder's fees of $12,850, of which the remaining balance owed of $7,050 was paid in cash during 2005.

During 2005, the Company sold 1,125,998 and 543,750 shares of common stock at $1.00 and $2.00 per share, respectively, in private placements for gross proceeds of $1,125,998 and $1,087,500, respectively.  In connection with the private placements, the Company incurred finder's fees of $60,101 and paid a portion of the compensation with the issuance of 6,375 shares of the Company's common stock valued at $12,750.  The Company also incurred offering costs of $30,000 related to the private placements.

In January 2006, at a request from an investor, the Company repurchased 10,000 common shares held by the investor at $2.00 per share, the original purchase price.  In the same month, a different investor purchased these 10,000 treasury shares at $2.00 per share for proceeds of $20,000.

During 2006, the Company sold 174,000 shares of common stock at $2.00 per share for gross proceeds of $348,000 and incurred finder's fees of $5,000.

Under the Private Placement Memorandum ("PPM 2005") dated October 2, 2005, the Company offered 1,000,000 shares of common stock for aggregate proceeds of $3,000,000 at a purchase price of $3.00 per share of common stock.  The proceeds were used to develop diagnostic products, clinical studies, ongoing research and development programs and working capital needs.  The Company sold 748,762 and 326,331 shares of common stock at $3.00 per share, for total gross proceeds of approximately $2,246,000 and $979,000 during the years ended December 31, 2007 and 2006, respectively.  In connection with the PPM 2005, the Company incurred finder's fees of $102,320 and $16,350 during the years ended December 31, 2007 and 2006, respectively.  At December 31, 2006, $86,100 was recorded as subscriptions receivable for subscriptions executed in December.  Subsequent to the balance sheet date such subscriptions receivable were collected.  The Company accrued approximately $36,000 in 2005 for offering costs relating to the PPM.  These fees were initially recorded as deferred financing costs at December 31, 2005 and then netted against the proceeds raised under the PPM 2005 for the year ended December 31, 2006.

During 2007, the Company sold 200,000 shares of common stock at $1.00 per share for gross proceeds of $200,000 and incurred finder's fees of $20,000.

On May 1, 2007, the Company increased their authorized shares of common stock from 20,000,000 to 30,000,000.

Under the Private Placement Memorandum ("PPM 2007") dated May 1, 2007, the Company offered 2,500,000 shares of common stock for aggregate proceeds of $10,000,000 at a purchase price of $4.00 per share of common stock.  The proceeds were used primarily for product development and the commencement of a Phase I/II clinical trial for a therapeutic product against pancreatic cancer.  Additionally, the proceeds were used for pre-clinical testing of the antibodies in animals per FDA requirements and working capital needs.  The Company sold 1,182,525 and 1,260,846 shares of common stock at $4.00 per share, for total gross proceeds of approximately $4,730,000 and $5,043,000 during the years ended December 31, 2008 and 2007, respectively.  In connection with the PPM 2007, the Company incurred finder's fees of $335,950 (of which $11,100 was settled with the issuance of 1,850 options at fair value) and $410,520 (of which $45,140 was settled with the issuance of 11,285 options at fair value) during 2008 and 2007, respectively.  During 2007, the Company incurred offering costs totaling $30,000 relating to PPM 2007.

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

At December 31, 2007, $238,000 was recorded as subscriptions receivable for subscriptions executed in September and December 2007.  Subscriptions receivable were collected on various dates through March 6, 2009.

In December 2007, the Company sold 25,000 shares of common stock at $2.00 per share for gross proceeds of $50,000.

On May 28, 2008, the Company increased the authorized shares of common stock from 30,000,000 to 40,000,000.

Under the Private Placement Memorandum ("PPM 2008") dated June 15, 2008, the Company offered 3,000,000 shares of common stock for aggregate proceeds of $15,000,000 at a purchase price of $5.00 per share of common stock.  The proceeds are being used primarily for product development and the commencement of a Phase I/II clinical trial for a therapeutic product against pancreatic cancer.  Additionally, the proceeds are being used for pre-clinical testing of the antibodies in animals per FDA requirements and working capital needs.  The Company sold 1,141,752 and 929,400 shares of common stock at $5.00 per share, for total gross proceeds of approximately $5,708,760 and $4,647,000 during the years ended December 31, 2009 and 2008, respectively.  In connection with the PPM 2008, the Company incurred finder's fees of $422,426 and $183,280 (of which $33,591 and $29,030 was settled with the issuance of 20,000 and 7,063 options at fair value) during 2009 and 2008, respectively.  During 2008, the Company incurred offering costs totaling $45,000 relating to PPM 2008.  At December 31, 2008, $259,000 was recorded as subscriptions receivable for subscriptions executed in January, October, November and December 2008.  Subscriptions receivable were collected on various dates through March 23, 2009.

In April 2008, the Company sold 3,125 shares of common stock at $4.00 per share for gross proceeds of $12,500.

On May 7, 2009, the Company increased the authorized shares of common stock from 40,000,000 to 50,000,000.

Under a Private Placement Memorandum ("PPM 2009") dated May 4, 2009, the Company offered 2,000,000 shares of common stock for aggregate proceeds of $15,000,000 at a purchase price of $7.50 per share of common stock. The proceeds are being used primarily for product development and the commencement of a Phase I/II clinical trial for a therapeutic product against pancreatic cancer.  Additionally, the proceeds are being used for pre-clinical testing of the antibodies in animals per FDA requirements and working capital needs.  The Company sold 2,054,306 shares of common stock at $7.50 per share, for total gross proceeds of $15,407,301 during 2009.  In connection with the PPM 2009, the Company incurred finder's fees of $1,304,584 (of which $209,770 was settled with the issuance of 345,000 options at fair value) during 2009.  During 2009, the Company incurred offering costs totaling $105,000 relating to PPM 2009.  At December 31, 2009, $104,619 was recorded as subscriptions receivable for subscriptions executed in December 2009.  Subscriptions receivable were collected on various dates during January 2010.  PPM 2009 closed December 31, 2009.

During 2009, the Company retired 1,250,000 shares of treasury stock.  The Company’s policy is to record the retirement of treasury stock as an adjustment to additional paid-in capital.

On March 22, 2010, the Company increased the authorized shares of common stock from 50,000,000 to 200,000,000.

Under a Private Placement Memorandum  dated January 4, 2010 (“PPM 1/2010”), the Company offered 4,000,000 shares of common stock for aggregate proceeds of $50,000,000, before offering costs, at a purchase price of $12.50 per share of common stock.  The offer under PPM 1/2010 terminated on June 30, 2010.  Beginning in July 2010, under the PPM 7/2010, the Company offered 3,200,000 shares of common stock for aggregate proceeds of $40,000,000, before offering costs, at a purchase price of $12.50 per share of common stock (PPM 1/2010 and PPM 7/2010 are together referred to as the “PPM 2010”).  The proceeds from the PPM 2010 are being used to fund clinical trials, to develop diagnostic products and to fund the Company's ongoing research and development programs, patent expenses, operating expense and working capital needs.  The Company sold 820,298 shares of common stock at $12.50 per share, for total gross proceeds of approximately $10,254,000 during the year ended December 31, 2010.  In connection with the PPM 2010, the Company incurred finder's fees of approximately $763,000 for the year ended December 31, 2010.  At December 31, 2010, $150,000 was recorded as subscriptions receivable for subscriptions executed in December 2010.  Subscriptions receivable were collected on various dates during January 2011.

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

During the year ended December 31, 2010, options and warrants to purchase 64,100 shares of common stock, with an exercise price of $2 per share, were exercised, with gross proceeds of $128,200.

Subsequent to December 31, 2010, the Company received gross proceeds of $1,399,588 relating to the sale of 111,967 shares of common stock at $12.50 per share from PPM 7/2010, with finder’s fees of $118,965.  $70,000 of those proceeds, representing 5,600 shares, are presently being held in an escrow account until such time as the Company conducts a closing in accordance with the terms of PPM 7/2010.

[2]	Share-based compensation:

Under the 2005 Employee, Director and Consultant Stock Option Plan (the "Plan"), the Company is authorized to issue incentive stock options and non-qualified stock options, at the discretion of the Board of Directors, to purchase shares of common stock.  The Plan is to terminate in August 2015.  At various times, the Board of Directors has approved the increase in total number of options available for grant under the Plan.  At December 31, 2010 and 2009, there were a total of 20,000,000 and 17,500,000 options, respectively, available for grant under the plan.  As the Stock Option Plan Administrators, the CEO and the CFO may grant options to non-executive officers without further Board of Directors approval.  Any options to be granted to executive officers must be approved by the Board of Directors.  The exercise price is determined by the Board of Directors at the time of the granting of an option.  Options granted to officers and employees vest over a period not greater than four years, and expire no later than ten years from the date of grant.

During the years ended December 31, 2010 and 2009, the Company granted, under the Plan, 1,020,000 and 4,005,000 options, respectively, to employees, directors and committee members and 189,000 and 3,618,000 options, respectively, to consultants for services performed.

At December 31, 2010 and 2009, 200,000 options had been granted and are still outstanding that had been granted in 2005 before the Neogenix Stock Option Plan had been implemented.

During 2007, the Board approved the extension of the terms of 180,000 options that were previously granted to employees and directors.  An additional share-based compensation charge of $13,486 for this modification was recorded in general and administrative expenses.

During 2008, the Board approved the extension of the terms for 75,000 options previously granted to employees and directors that were due to expire during 2008 for another three years to 2011.  An additional share-based compensation charge of $22,469 for the extension of the terms was recorded in general and administrative expenses.

During 2009, the Board approved the extension of the terms of 167,500 options for an additional year to 2012.  An additional share-based compensation charge of $18,462 for the extension of the terms was recorded in general and administrative expenses.

During 2010, the Board approved the extension of the terms for 2,237,500 options previously granted to employees and directors that were due to expire during 2010 and 2011 to expire in 2012.  An additional share-based compensation charge of $637,900 for the extension of the terms was recorded in general and administrative expenses.

The Black-Scholes option pricing model was used to determine the weighted average fair value of all the above options.  The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Year Ended December 31,
	2010	2009

Range of weighted average fair value at date of grant for options granted during the period	$5.52 - $10.70	$3.69 - $5.46
Dividend yield	0%	0%
Expected volatility	87% - 88%	75% - 86%
Range of risk free interest rate	0.24% - 2.56%	1.60% - 2.34%
Expected life	2 - 5 years	5 years

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. As a private company, the Company has limited historical data on the price of its shares, the Company has identified several similar entities from which to estimate its expected volatility. The expected volatility rates are estimated based on historical and implied volatilities of these companies’ common stock. The risk-free interest rates are based on the U.S. Treasury securities constant maturity rate that corresponds to the expected life. The expected life represents the average time that options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. The Company estimates pre-vesting forfeitures when recognizing stock-based compensation expense based on historical rates and forward-looking factors. The Company updates these assumptions at least on an annual basis and on an interim basis if significant changes to the assumptions are warranted. The Company adjusts the estimated forfeiture rate to our actual experience.  Another critical input in the Black-Scholes option pricing model is the current value of the common stock underlying the stock options. The Company uses recent sales of its common stock to determine the value of its common stock.

For the years ended December 31, 2010 and 2009, the share-based compensation charge for all options discussed above was $4,720,795 and $25,329,533, respectively, which was recorded in general and administrative expenses, $1,802,261 and $947,617, respectively, recorded in research and development expenses and $0 and $243,361, respectively, for options granted as finders’ fees that was netted against the proceeds from the sale of the common stock.

A summary of the status of all the stock options discussed above as of December 31, 2010 and 2009, and changes during the years then ended is presented below (in thousands, except per share data):

	2010		2009
					Weighted
		Weighted		Weighted	Average
		Average		Average	Remaining
		Exercise		Exercise	Contractual
	Shares	Price	Shares	Price	Term

Outstanding at beginning of year	18,789	$5.28	11,166	$3.83
Granted	1,209	11.61	7,623	7.41
Exercised	(64)	2.00	-	-
Forfeited/expired	(473)	3.00	-	-

Outstanding at end of year	19,461	5.59	18,789	5.28	3.0 Years
Options exercisable at year end	16,446	5.05	15,685	4.94	2.86 Years
Vested at year end	16,446	5.05	15,685	4.94	2.86 Years

Weighted average grant date fair value of options granted during the year		7.98		4.90

The following table summarizes information about stock options outstanding at December 31, 2010 (in thousands, except per share data):

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00 - $2.00	1,066	$1.39	$1.84	1,066	$1.80
$3.00 - $4.00	6,332	$2.39	$3.41	5,986	$3.28
$5.00 - $6.00	5,669	$3.04	$5.51	5,512	$5.51
$8.00 - $12.50	6,394	$3.89	$8.57	3,882	$8.02

	19,461	$3.00	$5.59	16,446	$5.05

There were approximately 3,015,000 stock options that have not vested as of December 31, 2010.  There is approximately $16,401,000 of unrecognized stock-based compensation related to unvested awards expected to be recognized over the next 48 months.  The Company has estimated a zero forfeiture rate for options granted to employees for the year ended December 31, 2010 based on historical forfeitures.

As of December 31, 2010 and 2009, options outstanding had an intrinsic value of approximately $133,648,000 and $44,328,000, respectively.

[3]	Warrants:

In October 2004, the Company agreed to issue to a group of investors warrants to purchase two shares of common stock for every $1 invested by these investors exercisable at $.25 per share, if the Company was not able to raise $1.2 million by November 15, 2004.  The agreement covered all equity invested or that would be invested by these investors through January 17, 2005.  As of December 31, 2004, these investors had purchased $542,000 of the Company's common stock.  These investors purchased an additional $250,000 of common stock through January 17, 2005.

Since the Company did not raise the $1.2 million as required under this arrangement, the Company issued warrants totaling 1,584,000 to such investors on January 17, 2005.  During the year ended December 31, 2007 and through March 2008, the Company issued 13,200 and 1,480,000 shares of common stock, respectively, for these warrants exercised at $0.25 per share for total gross proceeds of $3,300 and $370,000, respectively.  The remaining unexercised warrants of 90,800 expired in February 2008.

The Company was required to use the proceeds of $792,000 received from this group of investors for research and development purposes under the terms of the offering.

On November 20, 2008, in connection with the Company’s acquisition of the patent and related intellectual property from IBS, the Company issued 1,000,000 warrants at an exercise price of $6.00 per share.  The fair value of these warrants, based on the Black-Scholes option pricing model, was $3,375,286.

A summary of the status of all the warrants discussed above as of December 31, 2010 and 2009, and changes during the years then ended is presented below (in thousands, except per share data):

	2010		2009
					Weighted
		Weighted		Weighted	Average
		Average		Average	Remaining
		Exercise		Exercise	Contractual
	Warrants	Price	Warrants	Price	Term

Outstanding at beginning of year	1,000	$6.00	1,000	$6.00
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-

Outstanding at end of year	1,000	6.00	1,000	6.00	3.00 Years
Warrants exercisable at year end	1,000	6.00	1,000	6.00	3.00 Years

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

NOTE K - COMMITMENTS AND OTHER MATTERS

[1]	Operating lease:

The Company leases office and laboratory space in Rockville, Maryland and Great Neck, New York under noncancelable operating leases with remaining terms of less than seven years.

As of December 31, 2010, future minimum payments under operating leases are as follows:

Year Ending
December 31,

2011	$187,000
2012	408,000
2013	453,000
2014	468,000
2015	485,000
Thereafter	979,000

$2,980,000

Rent expense for the years ended December 31, 2010 and 2009 was $375,047 and $247,194, respectively.

[2]	Research contracts:

In connection with the research and development of the Company’s therapeutic and diagnostic products, the Company has entered into contracts with several third party service providers, such as clinical trial centers, clinical research organizations, data monitoring centers, contract manufacturers, and development and testing laboratories. The financial terms of these agreements are varied and generally obligate the Company to pay on a fixed fee or fee-for-service basis.

At each period end, the Company accrues for all costs of goods and services received, with such accruals based on factors such as estimates of work performed, patient enrollment, completion of patient studies and other events. As of December 31, 2010 and 2009, the Company was committed under such contracts for up to approximately $3,073,000 and $3,270,000, respectively, for future goods and services, which will all be paid within the next year.  The Company is in a position to accelerate, slow-down or discontinue any or all of the projects that the Company is working on at any given point in time. Should the Company decide to discontinue and/or slow-down the work on any project, the associated costs for those projects would be limited to the extent of the work completed. Generally, the Company is able to terminate these contracts due to the discontinuance of the related project(s) and thus avoid paying for the services that have not yet been rendered and the Company’s future purchase obligations would be reduced accordingly.

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

In August 2009, the Company entered into a Services Agreement (the “Selexis NPC-1C Agreement”) with Selexis SA (“Selexis”) for the development of a high-expression production cell line expressing our NPC-1C antibody for the total amount of €189,000 (Euros “€”). The payments made under the contract were €85,050 ($123,186) upon signing the contract in 2009, €75,600 ($107,715) upon shipment of the cell line on January 20, 2010 and €28,350 (approximately $35,000) was due upon the delivery of the cell line development report on May 24, 2010. Selexis has completed the work under the Selexis NPC-1C Agreement. The Selexis NPC-1C Agreement also provides the Company with a right to proceed with similar projects for two additional cell lines. The Selexis NPC-1C Agreement further provides the Company with an option to enter into a commercial license agreement with Selexis to commercialize the Selexis- developed high performance NPC-1C cell line.  The Company paid €10,000 ($13,393) to exercise this option during 2010.  The commercial license agreement includes the following terms: a non-exclusive license to the Company of all Selexis intellectual property rights in the higher expression NPC-1C cell lines developed by Selexis, with a right to sublicense; milestone payments at the start of the Phase III Clinical Trial for the first therapeutic product containing the licensed product and the first commercial sale thereof; milestone payments at the start of a clinical study for the first diagnostic product containing the licensed product and the first commercial sale thereof; and royalties on net sales on all licensed products (subject to reduction for combination products and services). The royalty term with respect to each licensed product sold in a particular country terminates on the expiration of the last-to-expire or lapse of any valid patent claims covering the licensed product in such country. The Company is unable to estimate the future obligations under the licensing agreement because no milestones payments are due until the start of the Company’s Phase III clinical trials, if any, of the NPC-1C products. Such trials cannot even be submitted for approval until such time, if at all, that the Company completes Phase 1 & II clinical trials. Further, the balance of the payments due under the licensing agreement are based upon a percentage of the net commercial sales of the products. It will be years, if at all, before the Company has any revenue from its products and the Company is unable at this time to estimate the revenue, if any, that may be derived.

In April 2010, the Company entered into Service Agreements (the “Selexis NEO-201 and NEO-301 Agreements”) with Selexis for the development of high-expression production cell lines expressing our NEO-201 and NEO-301 antibodies, based on the option granted to us in the Selexis NEO-101 Agreement. The Company has already paid a portion of the price of the services, with other payments due upon shipment to us of the clonal cell lines and delivery of the final report. The price is fixed at approximately $400,000, provided that the work is completed by Selexis. Selexis has not completed its work under the Selexis NEO-201 and NEO-301 Agreements. The Company has the right to terminate the Selexis NEO-201 and NEO-301 Agreements at any time and without cause. The Selexis NEO-201 and NEO-301 Agreements each contain an option to enter into a commercial license agreement with Selexis to commercialize the Selexis-developed high performance cell line, similar in its terms to that for NEO-101.

On August 9, 2010, the Company entered into a Service Agreement with Catalent Pharma Solutions LLC for the development of high-expression production cell lines expressing our NEO-201 and NEO-301 antibodies. The total price to the Company for these services is fixed at $358,000, payable in installments upon the completion of certain milestones.  All milestones had been met as of December 31, 2010 and all payments required under the contract had been made.  The Agreement provides that the Company would need to enter into a separate license or sale agreement with Catalent in order to obtain access to any cell lines developed by Catalent.

In 2010, the Company signed a research collaboration agreement with San Raffaele-Pisana (“SRP”), a leading healthcare company in Rome, Italy, to study the expression of tumor-specific biomarkers using NEO-101, NEO-201, and NEO-301.  SRP has a bio-bank containing thousands of serum and tissue specimens from healthy donors and patients with various types of cancer. Testing has begun and it is anticipated that several hundred tissues and serum samples from normal and diseased patients will be screened using our antibodies by tissue immunohistochemistry and serum ELISA.  The cost of the agreement is based on the number of samples used and is anticipated to be approximately $155,000.

[3]	Letters of Credit:

As of December 31, 2010 and 2009, the Company had an open letter of credit relating to the lease executed on December 17, 2010 for a new Maryland facility, totaling $62,572 and $0, respectively.

[4]	Asset contribution agreement:

In December 2004, the Company executed a written agreement that memorialized an earlier verbal agreement with a founding stockholder in which certain assets, including reference materials, research logbooks and notes, and biological materials (including tumor-associated antigens and vaccines derived therefrom with a nominal carrying value) were provided to the Company.  These assets were received by the Company in August 2004 and were exchanged for 250,000 founders' shares.  The agreement provides that the Company will make future royalty payments to this founding stockholder of between three and five percent of revenue received from the sale of related products, based on the extent that the assets assisted in the development of the product.  As of December 31, 2010, the Company has not paid any royalty payments under this agreement.

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

[5]	Related party transactions:

The daughter of the Chairman of the Board of Directors, and sister of the President and CEO, provides marketing, investor relations and computer services to the Company.  For the years ended December 31, 2010 and 2009, total fees paid were approximately $50,000 and $43,000, respectively.

A consulting company, owned 100% by the CFO, provided technology maintenance and support to the Company during 2009 at a fee of $15,000 annually.

The Company has agreements with placement agents who are members of our business advisory board and/or investors in the Company, to pay finder’s fees of 8.5% during 2010 and 10% during 2009 of the gross proceeds raised from new investors introduced to the Company.  Total amounts paid as finder’s fees to these entities for the years ended December 31, 2010 and 2009 were $718,895 and $1,464,880, respectively.

[6]	Research Grant

In October 2010, the Company received a U.S. government grant under the Qualifying Therapeutic Discovery Project (“QTDP”) Program totaling $244,479.  In order to qualify for the QTDP grants, the project must have the potential to develop new treatments that address “unmet medical needs” or chronic and acute diseases; reduce long-term health care costs; represent a significant advance in finding a cure for cancer; advance U.S. competitiveness in the fields of life, biological, and medical sciences; or create or sustain well-paying jobs, either directly or indirectly.  The QTDP was created by Congress in March 2010 as part of the Patient Protection and Affordable Care Act and provides a tax credit or a grant equal to 50% of eligible costs and expenses for tax years 2009 and 2010.  The grant of $244,479, was recorded as other income on the statement of operations for the year ended December 31, 2010.  The Company was awarded two additional QTDP grants, totaling $488,958, and received payment for them in January 2011.

[7]	Employment agreements:

The Company has employment agreements with certain executives that provide a base salary plus discretionary bonus of up to 50 percent of the base salary.  The agreements provide a severance payment equal to one year of compensation upon change in control of the Company.

On February 9, 2011, the Company entered into an employment agreement with the Chief Operating Officer of the Company.  The agreement provides a salary, annual discretionary bonus up to 50 percent of his salary, other general benefits, an additional deferred compensation amount that is earned based on continued employment with the Company for the next two years and severance equal to 12 months of salary if employment is terminated without cause.

NOTE L – RETIREMENT PLAN

On January 1, 2009, the Company established a 401(k) defined contribution plan that covers eligible employees from their hiring date and who are 21 years of age or older. Under the plan, employees may elect to contribute to the plan up to 100 percent of their annual compensation up to the limits established by the Internal Revenue Code.  The Company matches 100 percent of the employee’s contributions up to 4 percent of the employee’s annual compensation. During the years ended December 31, 2010 and 2009, the Company contributed $137,673 and $89,687, respectively.

NOTE M - SUBSEQUENT EVENTS

On March 23, 2011, the Company received a $100,000 grant loan from the Montgomery County, Maryland Economic Development Fund.  Proceeds from the grant are to be used towards the relocation and expansion of the Company’s new facility.  Under the terms of the grant, if Neogenix meets certain criteria relating to the number of employees that are employed in Montgomery County, Maryland over the next five years, the grant loan will be forgiven.