Form 10-Q
period 2011-03-31
Neogenix Oncology Inc
filed 2011-05-16
CIK 1341293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒:	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Common Stock outstanding as of May 12, 2011:  22,757,785   shares

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

Condensed Balance Sheets

	As of March 31, 2011	As of December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,223,509	$3,221,344
Restricted cash	70,000	-
Restricted short-term investments	238,790	237,670
Short-term investments	134,814	26,561
Prepaid expenses	791,979	839,377

Total current assets	4,459,092	4,324,952

Restricted long-term investments	7,481,038	7,427,849
Long-term investments	-	108,155
Property and equipment, net of accumulated depreciation of $595,926 and
$553,498 as of March 31, 2011 and December 31, 2010, respectively	955,105	1,022,476
Other assets	19,751	15,452

	$12,914,986	$12,898,884

LIABILITIES
Current liabilities:
Accounts payable	$244,681	$170,563
Accrued expenses	195,317	315,952
Current portion of long-term debt	16,106	16,106
Lines of credit	1,600,000	1,001,450

Total current liabilities	2,056,104	1,504,071

Long-term debt	38,924	42,950
Other long-term liabilities	135,801	30,561

	2,230,829	1,577,582
Commitments and other matters

STOCKHOLDERS' EQUITY
Series A preferred stock; $0.01 par value;
1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.00001 par value; 200,000,000 shares authorized;
22,706,185 and 22,599,818 issued and outstanding, respectively	227	226
Additional paid-in capital	113,420,080	107,906,832
Subscriptions receivable	-	(150,000)
Deficit accumulated during the development stage	(102,736,150)	(96,435,756)

Total stockholders’ equity	10,684,157	11,321,302
Total liabilities and stockholders’ equity	$12,914,986	$12,898,884

See Notes to Condensed Financial Statements

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

Unaudited Condensed Statements of Operations

			For the Period From
			January 1, 2004
			(Inception)
	Three Months Ended March 31,		Through March 31,
	2011	2010	2011

Revenue	$-	$-	$-

Costs and expenses:
Research and development	2,474,873	2,359,258	35,306,592
General and administrative	4,380,553	3,831,881	68,826,437

Total costs and expenses	6,855,426	6,191,139	104,133,029

Loss from operations	(6,855,426)	(6,191,139)	(104,133,029)

Other income (expense):
Other income	491,099	-	732,056
Interest income	63,933	71,815	664,823

Loss before income taxes	(6,300,394)	(6,119,324)	(102,736,150)

Provision for income taxes	-	-	-

Net loss	$(6,300,394)	$(6,119,324)	$(102,736,150)

Net loss per common share – basic and diluted	$(0.28)	$(0.28)

Weighted average shares outstanding – basic and diluted	22,652,000	21,739,000

See Notes to Condensed Financial Statements

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

Unaudited Condensed Statement of Cash Flow

			For the Period
			From
			January 1, 2004
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(6,300,394)	$(6,119,324)	$(102,736,150)
Adjustments to reconcile net loss to net cash used in
operating activities:
Non-cash acquisition of in-process research and development	-	-	8,375,286
Equity based compensation	4,283,926	2,390,284	54,318,187
Salaries payable to founding stockholders	-	-	66,444
Depreciation and amortization	71,753	55,708	674,919
Loss (gain) on the sale or exchange of equipment	(4,289)	-	(3,513)
Changes in:
Prepaid expenses	47,398	(112,614)	(791,979)
Deferred financing costs	-	-	(14,700)
Other assets	(4,299)	78	(19,751)
Accounts payable	74,118	-	244,681
Accrued expenses	(120,635)	75,099	195,317
Other long-term liabilities	105,240	4,713	135,801

Net cash used in operating activities	(1,847,182)	(3,706,056)	(39,555,458)

Cash flows from investing activities:
Net (purchases) sales of investments	(98)	(589)	(134,814)
Purchase of restricted investments	(54,309)	(53,641)	(7,719,828)
Proceeds from sale of property and equipment	10,154	-	10,154
Purchase of property and equipment	(10,247)	(187,427)	(1,636,665)

Net cash used in investing activities	(54,500)	(241,657)	(9,481,153)

Cash flows from financing activities:
Net proceeds from sale of common stock	1,379,323	719,963	50,162,784
Increase in restricted cash	(70,000)	-	(70,000)
Proceeds on advances from principal founding stockholder	-	-	80,000
Repayments on advance from principal founding stockholder	-	-	(145,444)
Deferred financing cost	-	-	(36,000)
Proceeds from exercise of stock options	-	-	789,500
Net proceeds from debt	598,550	-	2,430,531
Repayments on debt	(4,026)	-	(775,501)
Repurchase of common stock	-	-	(195,750)
Sale of treasury stock	-	-	20,000

Net cash provided by financing activities	1,903,847	719,963	52,260,120

Net increase (decrease) in cash and cash equivalents	2,165	(3,227,750)	3,223,509
Cash and cash equivalents - beginning of period	3,221,344	6,661,982	-

Cash and cash equivalents - end of period	$3,223,509	$3,434,232	$3,223,509

Supplemental disclosure of noncash investing activities:
Exchange of fixed assets	$-	$-	$7,300

Supplemental disclosures of noncash financing activities:
Payable settled by issuance of founding stockholders'
shares at par value of $0.00001	$-	$-	$1,000
Retirement of treasury stock	$-	$-	$175,750
Change in subscriptions receivable	$150,000	$17,119	$-
Options granted for finder's fee	$-	$-	$328,631
Deferred financing costs	$-	$-	$14,700

See Notes to Condensed Financial Statements

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

Note A - The Company

Neogenix Oncology, Inc. ("Neogenix" or the "Company") was formed as a Maryland corporation on December 31, 2003 (inception) and had nominal activity until it commenced operations on April 1, 2004.  In September 2005, the Company changed its name from Neogenix Oncology Corp. to Neogenix Oncology, Inc.

Neogenix is a biotechnology company focused on developing novel therapeutic and diagnostic products for the treatment of pancreatic, colon, lung, prostate and various other cancers.  The Company rents a research and development facility in Rockville, Maryland and has its administrative and clinical studies offices in Great Neck, New York.  The Company has not generated any revenue from inception through March 31, 2011.

The Company has devoted its efforts primarily towards the development of therapeutic monoclonal antibodies, targeted against pancreatic and colorectal cancer.  The costs for manufacturing these therapeutic products, to meet Food and Drug Administration ("FDA") standards, and completing the pre-clinical tests, required by the FDA for therapeutics, have been expensed as incurred.  Phase I clinical trials are ongoing for patients with advanced cancer who have failed all standard forms of therapy.  The Company intends to use the FDA Fast Track approval process for its therapeutic products where appropriate.  The Fast Track programs are designed to facilitate the development, and expedite the review, of new drugs that are intended to treat serious or life-threatening conditions and/or demonstrate the potential to address unmet medical needs.  Products showing some degree of benefit, in terms of enhancement of survival for several months without major toxicity, may receive more timely approval.  However, there is no guarantee the Company will ever obtain the necessary FDA approval for its product candidates.

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

In the opinion of management, the accompanying unaudited condensed financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 reflect all adjustments (consisting only of normal recurring items) necessary to present fairly the financial information set forth therein. The balance sheet as of December 31, 2010, presented herein is derived from the audited balance sheet included in the Company’s Form 10-K. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations.  The Company believes that the following disclosures, when read in conjunction with the annual financial statements and footnotes for the year ended December 31, 2010, are adequate to make the information presented not misleading. Results for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.  The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet the Company's obligations.  Management continues to devote substantial time to raise cash through the sale of common stock, and believes that such financing will support the Company through March 31, 2012.  The March 31, 2011 balance sheet included $70,000 of restricted cash and a corresponding liability in accrued expense, which represented funds received from prospective investors, for the expected sale of 5,600 shares of common stock. Subsequent to March 31, 2011, the Company received additional gross proceeds of $575,000, representing the expected sale of an additional 46,000 shares of common stock.  On April 29, 2011, the Company conducted the closing for the gross proceeds of $645,000, representing 51,600, of common stock at $12.50 per share Private Placement Memorandum, dated July 1, 2010 (“PPM 7/2010”), with finder’s fees of $50,150.

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

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

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

As of each balance sheet date, the Company reviews purchase commitments and accrue expenses based on factors such as estimates of work performed, costs incurred and other events. Accrued research costs are subject to revisions as projects progress to completion. Revisions are recorded in the period in which the facts that give rise to the revision become known.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  Such estimates include the selection of assumptions underlying the calculation of the fair value of options and warrants, and the useful lives of fixed assets.  Actual results could differ from those estimates.

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

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

[11]	Basic and diluted net loss per share:

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants. In computing diluted net loss per share for the three months ended March 31, 2011 and 2010, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants would be anti-dilutive.

At March 31, 2011 and 2010 potential common shares not included in calculating diluted net loss per share are as follows:

	2011	2010

Stock options	19,460,900	19,100,000
Warrants	1,000,000	1,000,000

Total	20,460,900	20,100,000

[12]	Business segments and geographic information:

The Company operates in one business segment, which is to develop therapeutic and diagnostic products for the treatment of various cancers. Accordingly, the accompanying financial statements are reported in the aggregate, including all activities in one segment.  The Company does not have any foreign operations.

[13]	Recently adopted accounting pronouncements

Multiple-Deliverable Revenue Arrangements — In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (FASB ASU 09-13), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force).” FASB ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB Topic 605-25 (Revenue Recognition – Multiple-Element Arrangements). This new guidance eliminated the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies are required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either the company itself or other vendors. This new guidance also significantly expanded the disclosures required for multiple-element revenue arrangements. The revised guidance was effective for the first annual period beginning on or after June 15, 2010. The adoption of this standard did not have a material effect on the Company’s financial statements.

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

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

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

Total investments in certificates of deposit held by the Company with a fair value at March 31, 2011 and December 31, 2010 of $7,854,642 and $7,800,235, respectively, are classified as Level 1 within the fair value hierarchy.  The original maturity dates of these certificates of deposit are greater than three months.

Note E - Income Taxes

At March 31, 2011, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and current operating losses because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

As defined in Section 382 of the Internal Revenue Code, the Company may have undergone, or may undergo in the future, a greater than fifty percent ownership change as a result of financing initiatives. Consequently, there may be limitations on the amount of the Company's NOLs which may be utilized to offset future taxable income in any one year.

The Company had no adjustments to uncertain tax positions during the three months ended March 31, 2011.

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax provision (benefit) in the statements of operations. The Company had accrued no interest or penalties during the three months ended March 31, 2011 and 2010.

The Company’s tax returns filed in multiple jurisdictions are subject to audit by taxing authorities.  As of March 31, 2011, years 2007 and after remain open for audit by taxing authorities.

Note F - Equity Transactions and Share-Based Compensation

[1]	Common stock:

Under PPM 7/2010, the Company offered up to 3,200,000 shares of common stock for maximum potential aggregate proceeds of $40,000,000, before offering costs, at a purchase price of $12.50 per share of common stock. The proceeds are being used to fund clinical trials, to develop diagnostic products and to fund the Company's ongoing research and development programs, patent expenses, operating expense and working capital needs.  The Company sold 106,367 shares of common stock at $12.50 per share, for total gross proceeds of $1,329,588, during the three months ended March 31, 2011.  In connection with PPM 7/2010, the Company incurred finder's fees of approximately $100,265 for the three months ended March 31, 2011.  At March 31, 2011, there were no subscriptions receivable.  However, at March 31, 2011 the Company held $70,000 from investors in escrow for the purchase of common stock at $12.50 per share at the next closing date.

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

[2]	Share-based compensation:

Under the 2005 Amended and Restated Stock Option Plan (the "Plan"), the Company is authorized to issue incentive stock options and non-qualified stock options, at the discretion of the Compensation Committee of the Board of Directors, to purchase shares of common stock.  The Plan is to terminate in August 2015.  At various times, the Board of Directors has approved the increase in total number of options available for grant under the Plan.  At March 31, 2011, there were a total of 20,000,000 options available for grant under the plan.  In accordance with the provisions of the Plan and the Charter of the Compensation Committee of the Board of Directors, as adopted on or about February 18, 2010,  the Compensation Committee is the Administrator for the Plan and may authorize the grant of options.  The Stock Option plan (the "Old Plan") enacted prior to, and superseded by, the Plan gave the CEO and the CFO the right to grant certain options without further approval of the Board of Directors.  However, the CEO and CFO, in their capacity as Administrators of the Old Plan, obtained the approval of the full Board of Directors for all option grants pursuant to the Old Plan.  The exercise price is determined by the Board of Directors or the Compensation Committee at the time of the granting of an option.  At no time has the exercise price of the options granted been less than the then current price of the stock in the Company that has been offered for sale.  Options granted to officers and employees vest over a period not greater than four years, and expire no later than ten years from the date of grant.

During the three months ended March 31, 2011 and 2010, the Company granted under the Plan, 0 and 614,000 options, respectively, to employees, directors, consultants and committee members.

The Black-Scholes option pricing model was used to determine the fair value of options granted or  modified.  The fair value of options at date of grant/modification and the assumptions utilized to determine such values are indicated in the following table:

	Three Month Ended March 31,
	2011	2010

Range of fair value at date of grant/modification for options granted or modified during the period	$7.80 – 9.35	$5.52 – 8.63
Dividend yield	0%	0%
Expected volatility	58% - 90%	87%
Range of risk free interest rate	.27% - 1.95%	2.55% - 2.56%
Expected life	1 - 5 years	5 years

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. The Company has limited historical data on the price of its shares. The Company has identified several similar entities from which to estimate our expected volatility. The expected volatility rates are estimated based on historical and implied volatilities of these companies’ common stock. The risk-free interest rates are based on the U.S Treasury securities constant maturity rate that corresponds to the expected life. The expected life represents the average time that options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. The Company estimates pre-vesting forfeitures when recognizing stock-based compensation expense based on historical rates and forward-looking factors. The Company updates these assumptions at least on an annual basis and on an interim basis if significant changes to the assumptions are warranted. The Company adjusts the estimated forfeiture rate to our actual experience.  Another critical input in the Black-Scholes option pricing model is the current value of the common stock underlying the stock options. The Company uses recent sales of its common stock to determine the value of its common stock.

On January 14, 2011, certain employees left the Company.  Any unvested options previously granted to these employees were immediately vested upon the termination of their employment with the Company.  In addition, these stock options were modified to be effective 5 years from the date of the original grant, rather than having them cancelled 90 days after leaving the Company as would have been required by the original terms of the option agreements.  There were 1,395,000 options with a weighted average remaining life of 3.03 years that were modified upon the termination of these employees.  The modification to these stock options resulted in incremental stock compensation expense of $2,992,939 during the three months ended March 31, 2011, of which $2,062,271 was included in general and administrative expenses and $930,669 was included in research and development expenses.

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

For the three months ended March 31, 2011 and 2010, the share-based compensation charge for all options discussed above was $2,787,450 and $1,949,574, respectively, which was recorded in general and administrative expenses, and $1,496,476 and $440,710, respectively, recorded in research and development expenses.

A summary of the status of all stock options discussed above as of March 31, 2011 and 2010, and changes during the three months then ended is presented below (in thousands, except per share data):

	2011		2010
					Weighted
		Weighted		Weighted	Average
		Average		Average	Remaining
		Exercise		Exercise	Contractual
	Shares	Price	Shares	Price	Term

Outstanding at beginning of period	19,461	$5.63	18,789	$5.28
Granted	-	-	614	10.36
Exercised	-	-	-	-
Forfeited/expired	-	-	(303)	5.00

Outstanding at end of period	19,461	5.63	19,100	5.35	2.77 Years
Options exercisable at period end	16,886	5.19	15,604	4.98	2.64 Years
Vested and expected to vest at period end	16,886	5.19	15,604	4.98	2.64 Years

Weighted average grant date fair value
of options granted during the period		-		7.15

The following table summarizes information about stock options outstanding at March 31, 2011 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00 - $2.00	1,066	1.14	$1.84	1,066	$1.80
$3.00 - $4.00	6,332	2.14	$3.41	6,021	$3.28
$5.00 - $6.00	5,669	2.80	$5.51	5,537	$5.51
$8.00 - $12.50	6,394	3.64	$8.57	4,262	$8.15

	19,461	2.77	5.63	16,886	5.19

There were approximately 2,575,000 stock options that have not vested as of March 31, 2011.  There is approximately $13,183,411 of unrecognized stock compensation expense related to unvested awards expected to be recognized over the next 34 months.  The Company has estimated a zero forfeiture rate for options granted to employees for the three months ended March 31, 2011.

As of March 31, 2011, options outstanding had an intrinsic value of $133,648,000.

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

[3]	Warrants:

A summary of the status of all warrants as of March 31, 2011, and changes during the three months then ended is presented below (in thousands, except per share data):

		Weighted
		Average
		Exercise
	Warrants	Price

Outstanding at beginning of period	1,000	$6.00
Granted	-	-
Exercised	-	-
Forfeited/expired	-	-

Outstanding at end of period	1,000	6.00
Warrants exercisable at period end	1,000	6.00

The outstanding warrants have a remaining contractual life of approximately 2.75 years as of March 31, 2011.

Note G – Related Party Transactions

The daughter of the Chairman of the Board of Directors, and sister of the President and CEO, provides marketing, investor relations and computer services to the Company.  For the three months ended March 31, 2011 and 2010, total fees paid were approximately $12,405 and $18,835, respectively.

The Company has agreements with placement agents who are members of our business advisory board and/or investors in the Company, to pay finder’s fees of 8.5% during 2010 and 10% during 2009 of the gross proceeds raised from new investors introduced to the Company.  Total amounts paid as finder’s fees to these entities for the three months ended March 31, 2011 and 2010 were approximately $96,865 and $23,905, respectively.

Note H – Grants

In January 2011, the Company received a U.S. government grant under the Qualifying Therapeutic Discovery Project (“QTDP”) Program totaling $488,964.  In order to qualify for the QTDP grants, the project must have the potential to develop new treatments that address “unmet medical needs” or chronic and acute diseases; reduce long-term health care costs; represent a significant advance in finding a cure for cancer; advance U.S. competitiveness in the fields of life, biological, and medical sciences; or create or sustain well-paying jobs, either directly or indirectly.  The QTDP was created by Congress in March 2010 as part of the Patient Protection and Affordable Care Act and provides a tax credit or a grant equal to 50% of eligible costs and expenses for tax years 2009 and 2010.  The grant of $488,964 was recorded as other income on the statement of operations for the three months ended March 31, 2011.

In February 2011, the Company received a $100,000 grant from the Montgomery County Department of Economic Development to assist with the Company’s move to new office space in Montgomery County.  If the Company meets certain conditions relating to the number of employees located in Montgomery County, Maryland during the next five years, the repayment of the grant will be forgiven.  The $100,000 obligation will be included in other long-term liabilities until the conditions for forgiveness of the loan have been met.

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

Note I - Lines of Credit

The Company maintains four lines of credit with three commercial banks, which are secured against certificates of deposit in the same amounts.  The Company has a $5,000,000 line of credit, with an interest rate at the higher of the U.S. Prime Rate (3.25% at March 31, 2011) or 4%.  The Company has a $100,000 line of credit which expires July 8, 2014, with interest at the U.S. Prime Rate.  Also, the Company has two lines of credit with available limits of $2,000,000 and $225,000, respectively, expiring on June 30, 2011.  Both have interest at the higher of the U.S. Prime Rate plus 1% or 6.5%. As of March 31, 2011, the $2,000,000 line of credit had an outstanding balance of $1,600,000.

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

•
continue our relationship with our collaborative partners and other third-parties, including Selexis SA, Cytovance Biologics and Catalent Pharma Solutions LLC, on which we rely to adequately produce and test our cell lines;

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

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

There are a number of additional important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth in “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2010, including any amendments thereto, and elsewhere, and any subsequent periodic or current reports filed by us with the Securities and Exchange Commission (the “SEC”).

In addition, any forward-looking statements represent our expectations only as of the day we filed this Quarterly Report with the SEC and should not be relied upon as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

Overview

We are a development stage biotechnology company focused on developing and commercializing therapeutic and diagnostic products for the early detection and treatment of pancreatic, colorectal, lung, cervical and other cancers. The markets for diagnostic and therapeutic products for these cancers are substantial in size and growing, and the limitations of many current diagnostic and therapeutic products are widely recognized.

Since our inception, we have devoted substantially all of our capital resources to the development of therapeutic and diagnostic monoclonal antibodies targeted against both pancreatic and colorectal cancer.  In 2008, we began our first Independent Review Board (“IRB”) approved clinical study of a diagnostic product, using several of our mAbs, to detect pancreatic and colorectal cancers. In December 2009, we initiated a multi-center, FDA Approved Phase I clinical trial at Johns Hopkins University Hospital and North Shore University Hospital of Ensituximab, also referred to as NEO-101 (formerly known as “NPC-1C”), our lead therapeutic product candidate for advanced pancreatic and colorectal cancer.  In 2010 we initiated the same Phase I clinical trial of NEO-101 at Duke University Medical Center.

In October 2010, the FDA has granted orphan drug designation to our lead product candidate NEO-101 for the treatment of pancreatic cancer.

We have generated no revenues since inception through March 31, 2011 except for interest income earned on funds invested in bank certificates of deposit. We have funded our business principally with the net proceeds from sales of our common stock in private placement transactions and government grants.

We have never been profitable and, as of March 31, 2011, we have accumulated during the development stage a deficit of approximately $102.7 million. We have incurred net losses of approximately $6.3 million and $6.1 million in the three months ended March 31, 2011 and 2010, respectively. We expect to incur significant and increasing operating losses for the next few years as we advance our products from discovery through preclinical studies to clinical trials and seek to fund our operations through public or private equity or debt financings or other sources, such as strategic partnerships and product licensing agreements. We will need additional financing to support our operating activities. Adequate additional funding may not be available to us on acceptable terms, or at all.  Management continues to devote substantial time to raise cash through the sale of common stock, and believes that such financing will support the Company through March 31, 2012.  Our March 31, 2011 balance sheet included $70,000 of restricted cash and a corresponding liability in accrued expense, which represented funds received from investors for the expected sale of 5,600 shares of common stock.  Subsequent to March 31, 2011, the Company received  gross proceeds of $575,000, representing the expected sale of  46,000 shares of common stock.  On April 29, 2011, the Company conducted the closing for the gross proceeds of $645,000, representing 51,600, of common stock at $12.50 per share from PPM 7/2010, with finder’s fees of $50,150.

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

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

At this stage of our development, we believe that the assumptions, judgments and estimates involved in the accounting for stock based compensation and research and development expenses have the greatest potential impact on our financial statements.  These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be critical accounting policies.

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

Results of Operations – Three months ended March 31, 2011 compared to three months ended March 31, 2010

Revenue

To date, we have not generated any revenue from product sales or operations. Our only income is from interest income earned on funds invested in bank certificates of deposit. Interest income for the three months ended March 31, 2011 was $63,933, compared to $71,815 for the three months ended March 31, 2010. The decrease in interest income resulted from a slightly lower average balance of cash, cash equivalents and investments in the three months ended March 31, 2011 compared to the same period in 2010.

Other income, net totaling $491,099 for the three months ended March 31, 2011, consisted primarily of a U.S. government research grant totaling $488,964.

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

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

General and administrative expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resources functions. Other costs include legal costs, audit fees, consultant fees, finders fees, trade show expenses and other operating expenses. For the three months ended March 31, 2011, general and administrative expenses totaled $4.4 million, compared to $3.8 million for the three months ended March 31, 2010. The increase in general and administrative costs for the three months ended March 31, 2011 compared to the same period in the prior year is primarily due to an increase in stock-based compensation expense of approximately $838,000.  This increase was offset by decreases in legal expenses, staff reductions and a reduction in travel-related expenses.

Research and development expenses

Research and development expense consists of costs incurred in connection with the development of our monoclonal antibodies. These expenses consist primarily of:

•	employee-related expenses, which include salaries and benefits;

•	expenses incurred under agreements with contract research organizations, consultants and investigative sites that conduct our clinical trials and a substantial portion of our preclinical studies;

•	the cost of acquiring and manufacturing clinical trial materials;

•	the cost of preclinical studies for NEO-201 and NEO-301;

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets;

•	license fees for any milestone payments related to licensed products and technology;

•	stock-based compensation expense to employees and non-employees involved in any research and development related activities; and

•	costs associated with non-clinical activities and regulatory approvals.

The anticipated completion date of development and manufacturing work at our new contract manufacturing organization (“CMO”), other than clinical trials, on our first product candidate, NEO-101, is the fourth quarter of 2011. Research and development expenses from inception to date have totaled approximately $35.3 million. The completion is dependent upon reengineering work conducted by an independent development firm completing its contractual obligations in a timely manner and without any unanticipated manufacturing issues arising. Upon completion of our development and manufacturing work, we plan to continue clinical trials for therapeutic use and regulatory efforts to complete FDA approval which we anticipate late in 2014.  Currently, we estimate incurring additional expenses of approximately $49 million in order to launch Ensituximab.

Material cash flows from this project are not anticipated to occur until the completion of FDA-approved clinical trials, which we believe will occur no earlier than the end of 2014. We believe that cash flows from revenues derived either from direct sales, joint venture agreements or some type of collaboration agreement with biotechnology or pharmaceutical firms for our therapeutic products could begin in early 2015.

There can be no assurance that we will be able to complete development, clinical trials and FDA approval within our anticipated schedule. Unforeseen challenges could create delays. Such delays could result in additional costs beyond what we have budgeted and could cause difficulty raising additional capital. Without adequate capital we will not be able to complete development of NEO-101.

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

We expense research and development costs as incurred. Conducting a significant amount of research and development is central to our business model.  Research and development expenses have historically been focused exclusively on the development of NEO-101. Starting in 2010, minor research and development costs have been incurred for preliminary assessment of two other monoclonal antibodies, NEO-201 (formerly known as h16C3) and NEO-301 (formerly known as 31.1.)  However, these costs are estimated to be less than 1% ($52,000) of total research and development costs for the three months ended March 31, 2011. We anticipate that the  costs relating to NEO-201 and NEO-301 will increase as we proceed with the pre-clinical development and validation of those products. Prior to December 31, 2009, we did not track research and development costs by project because we were not making a material effort on more than one project and we did not have the systems in place to track costs by project. Effective January 1, 2010, we implemented a new accounting system that allowed us to track research and development costs by project and we began tracking those costs by project beginning July 1, 2010.

For the three months ended March 31, 2011, research and development expenses totaled approximately $2.5 million, compared to approximately $2.4 million for the same period in 2010. The increase in research and development expenses from the same period in 2010 is attributable to increased stock-based compensation expense totaling approximately $1.1 million primarily attributable to the extension of the expiration date of the stock options of certain employees who left the Company in January 2011, offset by reductions in outside research and development, staff reductions, restructuring of contracts and a reduction in travel related expenses.

Net loss and net loss per share

For the three months ended March 31, 2011, net loss totaled $6.3 million, while our net loss per share on a weighted average basic and fully diluted basis was $.28 per share. These figures compared to a net loss of $6.1 million and a net loss per share on a weighted average basic and fully diluted basis of $.28 per share for the three months ended March 31, 2010.

Liquidity and Capital Resources

Our primary cash requirements are to fund our research and development and clinical programs, seek regulatory approvals, prosecute, defend and enforce any patent claims and other intellectual property rights, fund general and administrative expenses and meet our contractual obligations.

Our cash requirements could change materially as a result of our research and development and clinical programs, licensing activities or other corporate developments.

We have incurred operating losses since our inception and historically have financed our operations principally with the net proceeds from sales of our common stock in private placement transactions. During the first quarter of 2011, we sold 106,367 shares of common stock at $12.50 per share to a total of approximately 21 accredited investors.  Since our inception, we have raised approximately $50 million, net of finder’s fees and transactions costs from the sale of our common stock, through the sale of shares of our Common Stock

We maintain four lines of credit with three commercial banks, which are secured against certificates of deposit in the same amounts.  We have a $5,000,000 line of credit, with an interest rate at the higher of the U.S. Prime Rate (3.25% at March 31, 2011) or 4%.  We have a $100,000 line of credit which expires July 8, 2014, with interest at the U.S. Prime Rate.  Also, we have two lines of credit with available limits of $2,000,000 and $225,000, respectively, expiring on June 30, 2011.  Both have interest at the higher of the U.S. Prime Rate plus 1% or 6.5%. As of March 31, 2011, the $2,000,000 line of credit had an outstanding balance of $1,600,000.  The expiration of any of these lines of credit will not have an impact on our operations or cash flows.

In January 2011, We received a U.S. government grant under the Qualifying Therapeutic Discovery Project (“QTDP”) Program totaling $488,964.  In order to qualify for the QTDP grants, the project must have the potential to develop new treatments that address “unmet medical needs” or chronic and acute diseases; reduce long-term health care costs; represent a significant advance in finding a cure for cancer; advance U.S. competitiveness in the fields of life, biological, and medical sciences; or create or sustain well-paying jobs, either directly or indirectly.  The QTDP was created by Congress in March 2010 as part of the Patient Protection and Affordable Care Act and provides a tax credit or a grant equal to 50% of eligible costs and expenses for tax years 2009 and 2010.  The grant of $488,964 was recorded as other income on the statement of operations for the three months ended March 31, 2011.

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

In February 2011, we received a $100,000 grant from the Montgomery County Department of Economic Development to assist with the our move to new office space in Montgomery County.  If we meet certain conditions relating to the number of employees located in Montgomery County during the next five years, the repayment of the grant will be forgiven.  The $100,000 obligation will be included in other long-term liabilities until the conditions for forgiveness of the loan have been met.

As of March 31, 2011, we had cash and cash equivalents and other investments of approximately $11.1 million, of which approximately $3.3 million are cash and cash equivalents and approximately $7.8 million are certificates of deposit with commercial banks, of varying lengths of time, all of which we can access immediately, if necessary, at minimal cost to us. We expect that this amount plus any additional amounts raised for subscriptions for common stock will be sufficient to fund our normal operating needs through March 31, 2012.  If we are unable to raise additional funds, we believe that we would be able to reduce the level of our spending so that these funds would be sufficient to fund our operating needs through March 31, 2012. Our business will require additional investment that we have not yet secured. The amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control. These factors include, but are not limited to:

•	the results of our Phase I clinical trial of our lead therapeutic product candidate and our clinical study of a diagnostic product;

•	the start of additional diagnostic or therapeutic clinical trial programs within or outside the U.S.;

•	our ability to successfully develop, obtain regulatory approval for, introduce, market and sell new products;

•	economic conditions in the U.S. capital and other markets in which we will seek to secure additional investment;

•	the level of our general and administrative expenses and research and development expenses;

•	the extent to which we enter into, maintain and derive revenue from licensing agreements;

•	the level of our expenses associated with the audit of our financial statements or with compliance with other corporate governance and regulatory developments or initiatives; and

•	regulatory changes and technological developments in our markets.

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

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

Operating Activities

At March 31, 2011, we had working capital of approximately $2.4 million, as compared to approximately $2.8 million at December 31, 2010.

Net cash used in operating activities for the three months ended March 31, 2011 was approximately $1.8 million, compared to approximately $3.7 million, for the same period in 2010. Our cash used in operating activities for the three months ended March 31, 2011 consisted mainly of our net loss of approximately $6.3 million, offset by non-cash equity based compensation of approximately $4.3 million. Cash used in operating activities for the comparable 2010 period consisted mainly of our net loss of approximately $6.1 million, offset by non-cash equity based compensation of approximately $2.4 million.

As a development stage company, we continue to incur significant net losses as research and development activities progress.

Unless and until we obtain regulatory approval for our cancer diagnostic products, we expect to continue to incur growing negative cash flows from operating activities.

Investing Activities.

Net cash used in investing activities for the three months ended March 31, 2011 was approximately $54,500, compared to approximately $241,657 for the same period in 2010, mainly a result of purchases of property and equipment to support our efforts to obtain regulatory approval for our cancer diagnostic products, purchases of restricted certificates of deposit that are required as collateral for our lines of credit and purchases and sales of certificates of deposit based on levels of cash and cash equivalents at the time.

Financing Activities.

Net cash provided by financing activities for the three months ended March 31, 2011 was approximately $1.9 million, compared to approximately $719,963, for the same period in 2010, which primarily represents cash collected on the sale of common stock and additional advances on a line of credit.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4: Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CFO concluded that as of March 31, 2011, our disclosure controls and procedures were effective.

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

Changes in Internal Controls

There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have not been any material changes in the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information below lists all of our securities sold by us during the quarterly period ended March 31, 2011 which were not registered under the Securities Act of 1933. We paid no underwriting discounts or commissions in connection with any of the following transactions:

•
At a series of closings between January 1, 2011 and March 31, 2011, we issued 106,367 shares of Common Stock at a purchase price of $12.50 per share, for an aggregate purchase price of $1,329,588. In connection with this offering, we paid $100,265 in fees and expenses to finders for their services. These shares were issued to accredited investors (as defined under Rule 501(a) promulgated under the Securities Act of 1933) pursuant to a private placement, without the use of any general solicitation or public offering, and are therefore exempt from registration under Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.

The Company did not repurchase any securities between January 1, 2011 and March 31, 2011.

Item 3. Defaults Upon Senior Securities

None.

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

Item 4. Other Information

None.

Item 5. Exhibits

a)	Exhibits

31.1 Certification of Principal Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2 Certification of Principal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 as amended, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOGENIX ONCOLOGY, INC.
A Maryland Corporation

Date: May 16, 2011	/s/ Philip M. Arlen, MD
Philip M. Arlen, MD
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	/s/ Peter Gordon
Peter Gordon
Chief Financial Officer
(Principal Financial Officer)

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350