Form 10-Q
period 2011-06-30
Neogenix Oncology Inc
filed 2011-08-15
CIK 1341293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒:	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from            to

Commission File No. 0-53963

NEOGENIX ONCOLOGY, INC.
(Exact name of registrant as specified in its charter)

Maryland	16-1697150
(State or jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

15010 Broschart Road, Suite 270, Rockville, MD
(Address of principal executive office)

Registrant’s telephone number, including area code: (301) 917-6880

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  Common Stock outstanding as of July 31, 2011:  22,854,285 shares

i

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)
Unaudited Condensed Balance Sheets

	As of June 30, 2011	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,634,564	$3,221,344
Short-term investments	108,155	26,561
Restricted cash and restricted investments	235,541	237,670
Prepaid expenses	879,309	839,377

Total current assets	2,857,569	4,324,952

Investments	-	108,155
Restricted investments	7,535,368	7,427,849

Property and equipment, net of accumulated depreciation of $664,578 and $553,498 as of June 30, 2011 and December 31, 2010, respectively	929,773	1,022,476
Other assets	12,381	15,452
Total assets	$11,335,091	$12,898,884

LIABILITIES
Current liabilities:
Accounts payable	$206,936	$170,563
Accrued expenses	734,885	315,952
Current portion of long-term debt	19,187	16,106
Lines of credit	1,450,000	1,001,450
Other current liabilities	6,818	-

Total current liabilities	2,417,826	1,504,071
Notes payable	54,420	42,950

Derivatives and other long-term liabilities	981,256	30,561

Total liabilities	3,453,502	1,577,582
Commitments and contingencies

STOCKHOLDERS' EQUITY
Series A preferred stock; $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.00001 par value; 200,000,000 shares authorized; 22,854,285 and 22,599,818 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	229	226
Additional paid-in capital	116,719,650	107,906,832
Subscriptions receivable	-	(150,000)
Deficit accumulated during the development stage	(108,838,290)	(96,435,756)
Total stockholders’ equity	7,881,589	11,321,302
Total liabilities and stockholders’ equity	$11,335,091	$12,898,884

See notes to unaudited condensed financial statements

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)
Unaudited Condensed Statements of Operations

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,	For the Period From January 1, 2004 (Inception) Through June 30,
	2011	2010	2011	2010	2011
Revenue	$-	$-	$-	$-	$-
Costs and expenses:
Research and development	2,195,493	2,021,681	4,670,366	4,380,939	37,502,085
General and administrative	3,973,144	3,260,833	8,353,697	7,092,714	72,799,581
Total costs and expenses	6,168,637	5,282,514	13,024,063	11,473,653	110,301,666
Loss from operations	(6,168,637)	(5,282,514)	(13,024,063)	(11,473,653)	(110,301,666)
Other income:
Other income	4,887	-	495,986	-	736,943
Interest income	61,610	60,828	125,543	132,643	726,433
Loss before income taxes	(6,102,140)	(5,221,686)	(12,402,534)	(11,341,010)	(108,838,290)
Provision for income taxes	-	-	-	-	-
Net loss	$(6,102,140)	$(5,221,686)	$(12,402,534)	$(11,341,010)	$(108,838,290)
Net loss per common share – basic and diluted	$(0.27)	$(0.24)	$(0.55)	$(0.52)
Weighted average shares outstanding – basic and diluted	22,795,000	21,885,000	22,724,000	21,814,000

See notes to unaudited condensed financial statements

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)
Unaudited Condensed Statements of Cash Flows

	Six Months Ended June 30,	Six Months Ended June 30,	For the Period From January 1, 2004 (Inception) Through June 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(12,402,534)	$(11,341,010)	$(108,838,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash acquisition of in-process research and development		-	8,375,286
Stock-based compensation	6,846,148	4,143,539	56,880,409
Salaries payable to founding stockholders		-	66,444
Depreciation and amortization	140,404	122,880	743,570
Change in fair market value of derivative liability	(4,893)	-	(4,893)
Gain on the sale or exchange of equipment	(2,135)	-	(1,359)
Accrued interest income	(109,017)		(109,017)
Changes in:
Prepaid expenses	832,758	(96,807)	(6,619)
Deferred financing costs	-	-	(14,700)
Other assets	3,071	78	(12,381)
Accounts payable	36,373	(196,963)	206,936
Accrued expenses	318,933	224,256	634,885
Other current liabilities	6,818	-	6,818
Other long-term liabilities	132,898	10,536	163,459

Net cash used in operating activities	(4,201,176)	(7,133,491)	(41,909,452)

Cash flows from investing activities:
Sales (purchases) of investments	130,188	(1,174)	(4,528)
Purchase of restricted investments		(107,615)	(7,665,519)
Purchase of property and equipment	(53,566)	(308,587)	(1,679,984)
Proceeds from sale of property and equipment	8,000	-	8,000

Net cash provided by (used in) investing activities	84,622	(417,376)	(9,342,031)

Cash flows from financing activities:
Net proceeds from sale of common stock	1,974,173	3,679,751	50,757,634
Proceeds on advances from principal founding stockholder	-	-	80,000
Repayments on advance from principal founding stockholder	-	-	(145,444)
Deferred financing cost	-	-	(36,000)
Proceeds from exercise of stock options	92,500	23,200	882,000
Proceeds from issuance of debt	621,410	-	2,453,391
Repayments on debt	(158,309)	-	(929,784)
Repurchase of common stock	-	-	(195,750)
Sale of treasury stock	-	-	20,000

Net cash provided by financing activities	2,529,774	3,702,951	52,886,047

Net (decrease) increase in cash and cash equivalents	(1,586,780)	(3,847,916)	1,634,564
Cash and cash equivalents – beginning of period	3,221,344	6,661,982	-

Cash and cash equivalents – end of period	$1,634,564	$2,814,066	$1,634,564

Supplemental disclosure of noncash operating activities:
Common stock issued for services	$50,000	$-	$50,000
Common stock purchase warrants issauble to vendor	$822,690	$-	$822,690

Supplemental disclosure of noncash investing activities:
Exchange of fixed assets	$-	$-	$7,300
Supplemental disclosures of noncash financing activities:
Payable settled by issuance of founding stockholders’ shares at par value of $0.00001	$-	$-	$1,000
Retirement of treasury stock	$-	$-	$175,750
Subscriptions receivable	$(150,000)	$1,649,131	$-
Options granted for finder’s fee	$-	$-	$328,631
Deferred financing costs	$-	$-	$14,700

See notes to unaudited condensed financial statements

NEOGENIX ONCOLOGY, INC.
(a development stage enterprise)
Notes to Unaudited Condensed Financial Statements

Note 1 – Company Overview

Neogenix Oncology, Inc. ("Neogenix" or the "Company") was formed as a Maryland corporation on December 31, 2003 (inception) and commenced operations on April 1, 2004.  The Company rents research and development facilities in Rockville, Maryland and Great Neck, New York and has its administrative and clinical studies offices in Rockville, Maryland.

Neogenix is a biotechnology company focused on developing novel therapeutic and diagnostic products for the treatment and detection of cancer.  The Company has devoted initial  efforts primarily towards the development of therapeutic monoclonal antibodies, targeted against pancreatic and colorectal cancer.  Patient Phase I/2A clinical trials are ongoing to establish safety and dosing parameters for the therapeutic drug. The Company intends to use the FDA Fast Track approval process for its therapeutic products as applicable Fast Track programs are designed to facilitate the development, and expedite the review, of new drugs that are intended to treat serious or life-threatening conditions and/or demonstrate the potential to address unmet medical needs.  Products showing some degree of benefit, in terms of enhancement of survival for several months without major toxicity, may receive more timely approval.  However, the Fast Track process does not insure the final outcome of any product with respect to FDA approval.

The Company has also devoted efforts towards the research and development of diagnostic tests for the detection of pancreatic and colon cancer.  The Company's diagnostic tests will serve as “companion diagnostics” and also hold promise as standalone diagnostic tests for diagnosis and early detection of cancer. Such independent diagnostic tests will require FDA regulatory approval.

The Company is a development stage enterprise and has not generated revenues.  The products being developed will require further research and development, clinical testing, and regulatory approval prior to their commercialization  and will require substantial funding.

Note 2 – Basis of Presentation and summary of significant accounting policies

In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations and cash flows. The condensed balance sheet at December 31, 2010 has been derived from audited financial statements at that date.  The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (the “SEC”).  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these condensed financial statements are read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.  The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet the Company's obligations.  Management continues to devote substantial time to raise cash through the sale of common stock, and believes that such financing will support the Company through June 30, 2012.

Business segments and geographic information:  The Company operates in one business segment, which is to develop therapeutic and diagnostic products for the treatment of various cancers. The Company does not have any foreign operations.

Use of estimates:  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  Such estimates include the selection of assumptions underlying the calculation of the fair value of options and warrants, and the useful lives of fixed assets.  Actual results could differ from those estimates.

Fair value of financial instruments:  The carrying values of the Company's cash and cash equivalents and accounts payable (including accrued expenses) approximate their fair values based on the short-term nature of such items.  The carrying values of short-term investments and restricted short-term investments approximate their fair values based on applicable market interest rates.

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

Property and equipment:  Property and equipment are carried at cost less accumulated depreciation and amortization which are recorded using the straight-line method over the estimated useful lives, which is generally five years.  Leasehold improvements are amortized over the shorter of their estimated useful life or the term of the lease.  Property and equipment used for research and development activities are capitalized if they have alternative uses.  Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized; routine maintenance, repairs, and renewal costs are expensed as incurred.

Impairment of long-lived tangible assets:  The Company reviews long-lived tangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows projected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less disposal costs.

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

The Company enters into agreements with third parties for research and development activities that may be fixed fee or fee for service contracts. At each balance sheet date, the Company reviews purchase commitments and accrues expenses based on factors such as estimates of work performed, costs incurred and other events. Accrued research costs are subject to revisions as projects progress to completion.  Revisions are recorded in the period in which the facts that give rise to the revision become known.

Income taxes:  The Company accounts for income taxes using the asset and liability approach, which requires the recognition of future tax benefits or liabilities on the temporary differences between the financial reporting and tax bases of our assets and liabilities. For interim periods, the Company recognizes an income tax provision (benefit) based on an estimated annual effective tax rate expected for the entire year. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company also recognizes a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company’s policy is to recognize interest and penalties on uncertain tax positions as a component of income tax expense.

Stock-based compensation:  The Company accounts for stock-based compensation at fair value; accordingly the Company expenses the estimated fair value of stock-based awards made in exchange for employee services over the requisite service period.  Stock-based compensation cost for stock options is determined at the grant date using an option pricing model.  The value of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the employee’s requisite service period.

Basic and diluted net loss per share:  Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period.  Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants. In computing diluted net loss per share for the six and three months ended June 30, 2011 and 2010, no adjustment has been made to the weighted average outstanding common shares because the exercise of outstanding options and warrants would be anti-dilutive.

For the three and six months ended June 30, 2011 and 2010, potential common shares not included in calculating diluted net loss per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock Options	16,368,400	19,197,000	16,368,400	19,197,000
Warrants	1,000,000	1,000,000	1,000,000	1,000,000
Total	17,368,400	20,197,000	17,368,400	20,197,000

New accounting pronouncements: In October 2009, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force,” or ASU 2009-13. ASU 2009-13 amends existing accounting guidance for separating consideration in multiple-deliverable arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific evidence is not available, or the estimated selling price if neither vendor-specific evidence nor third-party evidence is available. ASU 2009-13 eliminates the residual method of allocation and requires that consideration be allocated at the inception of the arrangement to all deliverables using the “relative selling price method.” The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. ASU 2009-13 requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis.

The Company adopted the provisions of ASU 2009-13 effective January 1, 2011 for revenue arrangements entered into or materially modified in fiscal years beginning on or after that date.  The adoption of ASU 2009-13 did not have any material effect on our balance sheets, statements of operations and statements of cash flows for any historical periods or as of or for the quarter ended June 30, 2011.

In April 2010, the FASB issued Accounting Standards Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605) Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force” or ASU 2010-17. ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. For the milestone to be considered substantive, the considerations earned by achieving the milestone should meet all of the following criteria: (i) be commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone, (ii) relate solely to past performance, and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. An individual milestone may not be bifurcated and an arrangement may include more than one milestone. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

The Company adopted the provisions of ASU 2010-17 effective January 1, 2011 for milestones achieved on or after that date.  The adoption of ASU 2010-17 did not have any material effect on our balance sheets, statements of operations and statements of cash flows for any historical periods or as of or for the quarter ended June 30, 2011.

Note 3 – Fair Value

The Company follows a three-tier fair value hierarchy which prioritizes the inputs used in measuring the fair value of its assets and liabilities. These tiers include (i) Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, (ii) Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (iii) Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

All cash and cash equivalents are recorded at fair market value at June 30, 2011. The inputs used in measuring the fair value of these instruments are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds deposited in institutional money market mutual funds with the remainder held in regular interest bearing and non-interest bearing depository accounts with commercial banks.

Total investments consist of certificates of deposit with original maturities greater than three months, and had a fair value at June 30, 2011 and December 31, 2010 of $7,779,064 and $7,800,235, respectively.  Investments are classified as Level 1 within the fair value hierarchy.

Derivative liabilities are valued at $817,797 on our June 30, 2011 balance sheet and are considered Level 3 liabilities.  We had no Level 3 derivative liabilities at December 31, 2010.  Our derivative liabilities were measured at fair value using the Black-Scholes option pricing model as discussed in Note 5.

The following table reflects the change in our Level 3 assets and liabilities for the six months ended June 30, 2011:

	Balance as of December 31, 2010	New Liabilities	Unrealized Gains	Balance as of June 30, 2011
Liabilities
Derivatives	$-	$822,690	$(4,893)	$817,797

Note 4 – Income Taxes

At June 30, 2011, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and current operating losses because there is significant uncertainty as to the realizability of the deferred tax assets.  Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

As defined in Section 382 of the Internal Revenue Code, the Company may have undergone, or may undergo in the future, a greater than fifty percent ownership change as a result of financing initiatives. Consequently, there may be limitations on the amount of the Company's NOLs which may be utilized to offset future taxable income in any one year.

The Company’s tax returns filed in multiple jurisdictions are subject to audit by taxing authorities.  As of June 30, 2011, years 2007 and after remain open for audit by taxing authorities.  The Company had no adjustments to uncertain tax positions during the three or six months ended June 30, 2011.

Note 5 – Equity Transactions and Stock-Based Compensation

Common stock
Pursuant to a private offering to accredited investors, in 2011 the Company sold 157,967 shares of its common stock at a per share price of $12.50, generating gross proceeds of $1,974,588.  The Company incurred finder's fees and other offering costs relating to these sales of approximately $150,415.  The proceeds are being used to fund clinical trials, to develop diagnostic products and to fund the Company's ongoing research and development programs, patent expenses, operating expense and to support general working capital needs.

In June 2011, the Company entered into an agreement with an investment banker to provide investment banking services under which the Company issued 4,000 shares of its common stock (with a value of $50,000).  The value of the common stock issued will be recognized as an expense on a straight-line basis over the initial term of the agreement (which is six months).

Stock-based compensation
Under the 2005 Amended and Restated Stock Option Plan (the "Plan"), the Company is authorized to issue incentive stock options and non-qualified stock options. Pursuant to the Plan and the Charter of the Compensation Committee of the Board of Directors, as adopted in 2010, the Compensation Committee is the Plan Administrator and may authorize the grant of options under the Plan. The total number of options authorized is 20,000,000 and the Plan is to terminate in August 2015. The Plan did not supersede the 2005 Employee, Director & Consultant Stock Option Plan (the "Old Plan") and the provisions of the Old Plan continue to control options granted prior to the 2010 amendment. The exercise price for each option grant is determined by the Board of Directors or the Compensation Committee, as appropriate, at the time of the option grant. At no time has the exercise price of the options granted been less than the then-current price of the stock in the Company that has been offered for sale.

Specific terms of options granted under the Plan, including exercise price, vesting period and expiration dates, are determined upon grant, subject to Plan requirements.  During the six months ended June 30, 2010, the Company granted 420,000 options to employees, directors, consultants and committee members; none were granted in 2011.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The Company uses recent sales of its common stock to determine the value of its common stock at date of grant. Expected volatility is based on a review of the Company’s industry peer group’s historical and implied volatility, which the Company believes is a reasonable indicator of the expected volatility of the Company’s stock. The expected term of the award was calculated using the simplified method as the Company currently does not have sufficient experience of its own option exercise patterns. The Company does not anticipate paying dividends during the expected term of the grants; therefore the dividend rate was assumed to be zero. The risk-free interest rate assumed is based upon U.S. Treasury Bond interest rates with similar terms at similar dates.  The Company estimates pre-vesting forfeitures when recognizing stock-based compensation expense based on historical rates and forward-looking factors.

The Black-Scholes option pricing model assumptions used and fair value calculations are as follows:

	Six Months ended June 30,
	2011	2010
Range of fair value at date of grant/modification for options granted or modified during the period	$7.80 - $9.35	$5.52 - $8.63
Dividend yield	0%	0%
Expected volatility	58% - 90%	87%
Range of risk free interest rate	0.27% - 1.95%	2.55% - 2.56%
Expected life	1 - 5 years	5 years

In the first quarter of 2011, the terms of 1,395,000 stock options were modified in connection with the termination of employment of several officers and employees.  The modifications included the (i) accelerated vesting of previously unvested options and (ii) extension of expiration dates from 90 days after termination to five years from the original grant date.  The modification of these stock options resulted in incremental stock-based compensation expense of $2,992,940 during the three months ended March 31, 2011, of which $2,062,271 was included in general and administrative expenses and $930,669 was included in research and development expenses.  In the second quarter of 2011, certain officers and executives returned or forfeited vested and unvested stock options resulting in incremental stock-based compensation expense of $1,575,000 included in general and administrative expenses attributable to the settlement of previously unvested shares.

For the three and six months ended June 30, 2011, the stock-based compensation for all stock options was $2,211,945 and $4,999,395, respectively, which was recorded in general and administrative expenses, and $350,277 and $1,846,753, respectively, recorded in research and development expenses.  For the three and six months ended June 30, 2010, the stock-based compensation for all stock options was $1,268,811 and $3,218,385, respectively, which was recorded in general and administrative expenses, and $484,444 and $925,154, respectively, recorded in research and development expenses.

A summary of the status of all stock options as of June 30, 2011 and 2010, and changes during the six months then ended is presented below (in thousands, except per share data):

	2011		2010
					Weighted
		Weighted		Weighted	Average
		Average		Average	Remaining
		Exercise		Exercise	Contractual
	Shares	Price	Shares	Price	Term

Outstanding at beginning of period	19,461	$5.63	18,789	$5.28
Granted	-	-	420	10.36
Exercised	(93)	1.00	(12)	2.00
Forfeited/expired	(3,000)	6.42	-	-

Outstanding at end of period	16,368	5.51	19,197	5.40	2.55 Years
Options exercisable at period end	14,320	5.02	16,085	4.96	2.45 Years
Vested and expected to vest at period end	16,368	5.51	19,197	5.40	2.55 Years

Weighted average grant date fair value of options granted during the period		-		7.15

The following table summarizes information about stock options outstanding at June 30, 2011 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Exercise Price	Number Oustanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00 - $2.00	923	1.04	$1.97	923	$1.97
$ 3.00 - $4.00	6,132	1.95	$3.43	5,970	$3.41
$ 5.00 - $6.00	4,219	2.70	$5.45	4,089	$5.47
$ 8.00 - $12.50	5,094	3.43	$8.72	3,338	$8.19

	16,368	2.55	$5.51	14,320	$5.02

There were approximately 2,048,000 stock options that have not vested as of June 30, 2011.  There is approximately $9,898,000 of unrecognized stock compensation expense related to unvested awards expected to be recognized over the next 41 months.

Stock purchase warrants
The Company has outstanding stock purchase warrants as of June 30, 2011 to purchase up to 1,000,000 shares of common stock.  The warrants have an average exercise price of $6.00 and a remaining contractual life of 2.5 years.

In June 2011, the Company entered into an agreement with an investment bank to provide investment banking services under which the Company is obligated to issue 100,000 stock purchase warrants at a price of $13.75; the warrants were not issued as of June 30, 2011.  The obligation to issue the warrants is considered a derivative liability and is recorded at fair value in the condensed balance sheets (approximately $818,000 at June 30, 2011). The fair value of the derivative liability will be re-measured at the end of every reporting period using the Black Scholes option pricing model and the change in fair value ($4,893 for the three months ended June 30, 2011) will be reported in the condensed statements of operations as other income (expense).  The associated expense will be recognized on a straight-line basis over the six-month initial term of the agreement.  The warrants were issued in the third quarter of 2011.

Note 6 – Related Party Transactions

The daughter of the Chairman of the Board of Directors, and sister of the President and CEO, provides marketing, investor relations and computer services to the Company.  For the three months ended June 30, 2011 and 2010, total fees paid were approximately $11,937 and $10,362, respectively.  For the six months ended June 30, 2011 and 2010, total fees paid were approximately $24,342 and $29,199 respectively.  The Company has agreements with placement agents who are members of our business advisory board and/or investors in the Company, to pay finder’s fees of 8.5% of the gross proceeds raised from new investors introduced to the Company.  Total amounts incurred as finder’s fees to these entities for the three months ended June 30, 2011 and 2010 were approximately $48,449 and $192,624, respectively.  Total amounts incurred as finder’s fees to these entities for the six months ended June 30, 2011 and 2010 were approximately $145,314 and $216,529, respectively.

Note 7 – Grants

In January 2011, the Company received a U.S. government grant under the Qualifying Therapeutic Discovery Project (“QTDP”) Program totaling $488,964.  The grant was recorded as other income on the statement of operations for the three months ended March 31, 2011.  In February 2011, the Company received a $100,000 grant from the Montgomery County Department of Economic Development to assist with the Company’s move to new office space in Montgomery County.  If the Company meets certain conditions relating to the number of employees located in Montgomery County, Maryland during the next five years, the repayment of the grant will be forgiven.  The $100,000 obligation will be included in other long-term liabilities until the conditions for forgiveness of the loan have been met.

Note 8 – Lines of Credit

The Company maintains four lines of credit with three commercial banks, which are collateralized by certificates of deposit maintained at the commercial banks.  One of the lines of credit has current availability of $2,000,000, of which $1,450,000 was outstanding as of June 30, 2011.  This line of credit expires June 30, 2012 and bears interest at the higher of the U.S. Prime Rate plus 1% or 6.5% (6.5% as of June 30, 2011).  The Company’s other three lines of credit, with availability of $5,225,000 and no outstanding balances, bear interest at variable rates (that range from 4.25% to 6.5% at June 30, 2011) and generally expire within 12 months.  Subsequent to June 30, 2011, the Company closed one line of credit in the amount of $125,000 and another line of credit in the amount of $100,000.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements regarding Neogenix Oncology, Inc. (“we,” “our,” “Neogenix” or the “Company”) in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “intends,” “anticipates,” “estimates,” “believes” or “plans” or comparable terminology, are forward-looking statements based on current expectations about future events, which we have derived from information currently available to us. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:

•	obtain additional funding when needed or on terms reasonable or acceptable to the Company;

•
successfully complete our product development efforts, obtain FDA and other required regulatory approvals in a timely manner, manufacture our product candidates at an acceptable cost and with acceptable quality or market any approved products;

•
continue our relationship with our collaborative partners and other third-parties, including Selexis SA, Cytovance Biologics and Catalent Pharma Solutions LLC, on which we rely to adequately produce and test our  therapeutic grade products;

•	successfully complete adequate and well-controlled clinical trials demonstrating, with substantial evidence, the efficacy and safety of our product candidates in the indications being studied;

•	develop commercially feasible products and services that remain competitive in light of the technological changes in our industry;

•
rely on contracted third parties and/or pharmaceutical partners for the manufacture of products in accordance with cGMP as prescribed by the FDA and other regulatory authorities and produce adequate supplies to meet future development and commercial requirements;

•	secure patents for our products and protect our trade secrets;

•
compete with companies in the medical technology field with substantially greater capital and other resources or greater experience in the manufacturing, marketing and distribution of products than us;

•	achieve market acceptance for our products with the medical community and consumer markets;

•	achieve a profitable level of operations or, if achieved, sustain profitability on an ongoing basis;

•	avoid costly patent litigation and product liability claims; and

•
successfully execute our business strategies, including evaluating and, where appropriate, entering into potential acquisitions of companies, assets or complementary technologies or strategic alliances.

There are a number of additional important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth in “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2010, including any amendments thereto, and elsewhere, and any subsequent periodic or current reports filed by us with the SEC.

In addition, any forward-looking statements represent our expectations only as of the day we filed this Quarterly Report with the SEC and should not be relied upon as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a development stage biotechnology company focused on developing and commercializing therapeutic and diagnostic products for the early detection and treatment of tumor specific cancers. The markets for diagnostic and therapeutic products for these cancers are substantial in size and growing, and the limitations of many current diagnostic and therapeutic products are widely recognized.  Since our inception, we have devoted substantially all of our capital resources to the development of therapeutic and diagnostic monoclonal antibodies (“mAbs”) targeted against both pancreatic and colorectal cancer.

In 2008, we began our first Independent Review Board (“IRB”) approved clinical study of a diagnostic product, using several of our mAbs, to detect pancreatic and colorectal cancers. In December 2009, we initiated a multi-center, FDA-approved Phase I clinical trial for our product candidate NEO-101, (also referred to as Ensituximab, or NPC-1C), our lead therapeutic product candidate for advanced pancreatic and colorectal cancer, at Johns Hopkins University Hospital (“JHU”) and North Shore University Hospital, and in 2010 we initiated the same Phase I clinical trial at Duke University Medical Center. The current trials continue at JHU and Duke University Medical Center.  In October 2010, the FDA granted orphan drug designation to NEO-101 for the treatment of pancreatic cancer.

We have generated no product revenues since our inception. We have never been profitable and as of June 30, 2011 we have accumulated a deficit of approximately $108.8 million (this includes equity based expenses).  We incurred net losses of approximately $6.1 million and $12.4 million in the three- and six-month periods ended June 30, 2011, respectively, and we expect to incur significant and increasing net losses for the next few years as we advance our products from discovery through preclinical studies to clinical trials.  We have funded our business principally with the net proceeds from sales of our common stock in private placement transactions, and with government grants.  We will need significant additional financing to support our planned operating activities.  We devote significant time and effort to raising capital, and will continue to seek to fund our operations through public or private equity or debt financings or other sources, such as strategic partnerships, public funding and product licensing agreements; in June 2011 we engaged an investment banker to help us with raising institutional funding.  Adequate additional funding may not be available to us on acceptable terms, or at all.  Our condensed financial statements included elsewhere herein have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.  The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet the Company's obligations.  Management continues to devote substantial time to raise cash through the sale of common stock, and believes that such financing will support the Company through June 30, 2012.

Recent Events

Management Team:  During 2011, we made several organizational changes, including a realignment of management and the appointment of several new key legal and financial advisors with industry expertise to support our legal and public reporting and compliance requirements. Our management changes have included the retirement of our chief financial officer, the hiring of a new chief operating officer (who is now also acting as our chief accounting officer), along with the departure of other members of management.  We engaged two financial firms to assist us with our capital raising efforts and our financial accounting and reporting requirements.  We also engaged two new outside legal firms to help us prosecute, maintain and protect our intellectual property and to provide transactional and securities counsel.  Our realigned management team is focused on assessing our operating plans, increasing operating efficiencies and allocating resources appropriately to allow us to meet our research and commercial objectives on time and within reasonable budgets.

Financing Activities:  Pursuant to a private offering to accredited investors, in 2011, we sold 157,967 shares of our common stock at a per share price of $12.50, generating net proceeds of $1,824,173.  The proceeds are being used to fund clinical trials, to develop diagnostic products and to fund our ongoing research and development programs, patent expenses, operating expense and to support general working capital needs.  In June 2011, we engaged an investment banker to explore the possibility of raising additional capital through one or more private placements of our common stock, debt or other equity-linked securities.  The agreement provides for the issuance of common stock and stock purchase warrants, a retainer fee and other contingent fees as is customary based on success of their investment raising efforts.

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

At this stage of our development, we believe that the assumptions, judgments and estimates involved in the accounting for stock-based compensation and research and development expenses have the greatest potential impact on our financial statements.  These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be critical accounting policies.

Stock-Based Compensation. We account for stock-based compensation at fair value; accordingly we expense the estimated fair value of stock-based awards made in exchange for employee services over the requisite service period.  Stock-based compensation cost for stock options is determined at the grant date using an option pricing model.  The value of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the employee’s requisite service period.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. Since our stock is not traded on a public exchange, and there is limited historical data on the price of our shares, we have identified several similar companies which we use to estimate our expected volatility, based on historical and implied volatilities of these companies’ common stock. The risk-free interest rates are based on the U.S. Treasury securities constant maturity rate that corresponds to the expected life of our stock-based awards. The expected life represents the average time that awards that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. We estimate pre-vesting forfeitures when recognizing stock-based compensation expense based on historical rates and forward-looking factors.

Research and Development Expenses. Research and development expenses include personnel and facility-related expenses, outside contracted services, manufacturing and process development costs, research costs, costs of licenses and other consulting services.  Research and development expenses also consist of costs incurred for proprietary and collaborative research and development for pre-clinical sponsored research. Research and development costs are expensed as incurred.  We enter into agreements with third parties for research and development activities that may be fixed fee or fee for service contracts. At each balance sheet date, we review purchase commitments and accrue expenses based on factors such as estimates of work performed, costs incurred and other events. Accrued research costs are subject to revisions as projects progress to completion; such revisions are recorded in the period in which the facts that give rise to the revision become known. There is significant judgment involved in estimating the progress of research and development activities.

Results of Operations – For the Three months ended June 30, 2011 and June 30, 2010

Revenue

To date, we have not generated any revenue from product sales or operations.  In the future, we may generate revenue from a combination of product sales, license fees, milestone and other payments or royalties resulting from the exclusive territorial rights for and the sales of products sold under licenses of our intellectual property; we do not expect to generate revenue from product sales or royalties until 2012 at the earliest.  If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

Research and development expenses consist of costs incurred in connection with the development of our monoclonal antibodies. These expenses consist primarily of:

•	employee-related expenses, which include salaries and benefits;

•	expenses incurred under agreements with contract research organizations, consultants and investigative sites that conduct our clinical trials and a substantial portion of our preclinical studies;

•	the cost of acquiring and manufacturing clinical trial materials;

•	the cost of preclinical studies and clinical trials;

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets;

•	license fees for any milestone payments related to licensed products and technology;

•	stock-based compensation expense to employees and non-employees involved in any research and development related activities; and

•	the cost associated with non-clinical activities and regulatory approvals.

We expense research and development costs as incurred, and we have incurred $37.5 million of research and development expenses since our inception.  Conducting a significant amount of research and development is central to our business model.  Research and development expenses have historically been focused exclusively on the development of NEO-101. Starting in 2010, minor research and development costs have been incurred for preliminary assessment of two other monoclonal antibodies, NEO-201 (formerly known as h16c3) and NEO-301 (formerly known as 31.1).

For the three months ended June 30, 2011 and 2010, research and development expenses totaled approximately $2.2 million and $2.0 million, respectively.  The increase in research and development expenses is attributable to an increase in external research and development expenses, partially offset by a decrease in salary, bonus and stock-based compensation expense (as a result of staff reductions).

We anticipate completing our Phase 2 studies by the end of 2012.  The timing of the completion is dependent upon many factors, including, but not limited to regulatory guidance and the expected completion may even be accelerated.  During this period we will seek strategic partnership opportunities for the further development and commercialization of our first drug candidate (NEO-101). The form of such partnership opportunities may include any combination of: direct investment by the institutional sector that enables the Company to take the product through Phase 2 and/or Phase 3; and/or a licensing partnership that enables a domestic or multinational biotechnology or pharmaceutical company to complete development of NEO-101 and launch the product domestically or globally.  In the case of the latter partnership, the Company would accelerate the proof of concept and clinical studies for its other candidates (NEO 201 and NEO 301). The company estimates that it will require an additional $50 million to complete Phase 2 and Phase 3 studies for the Pancreatic Cancer indication.

Unforeseen challenges could create delays and such delays could result in additional costs beyond what we have budgeted and could cause difficulty raising additional capital. Without adequate capital we will not be able to complete development of NEO-101

While the costs incurred for the three months ended June 30, 2011 and 2010 for NEO-201 and NEO-301 are not significant we anticipate that the costs relating to NEO-201 and NEO-301 will increase as we proceed with Phase 2 trials for NEO 101 and begin Independent New Drug (“IND”) studies and human trials for NEO 201.

General and Administrative Expenses

General and administrative expenses consists primarily of salaries and related expenses for personnel in administrative, legal, finance and business development. Other costs include advisory fees for legal (securities law and intellectual property), accounting and auditors expenses and subject matter experts in regulatory affairs.  Other expenses are related to travel, administrative and other support expenses.

For the three months ended June 30, 2011 and 2010, general and administrative expenses totaled $4.0 million and $3.3 million, respectively. The increase in general and administrative costs is primarily due to incremental stock-based compensation expenses of approximately $1.6 million as a result of certain stock options being returned by certain executives and officers, partially offset by decreases in legal expenses, salaries (as a result of staff reductions) and travel-related expenses.

Other Income

Other income consists primarily of interest income earned on funds invested in bank certificates of deposit. Interest income for each of the three months ended June 30, 2011 and 2010 was approximately $0.06 million.

Results of Operations – For the Six months ended June 30, 2011 and June 30, 2010

Revenue

To date, we have not generated any revenue from product sales or operations.

Research and Development Expenses

For the six months ended June 30, 2011 and 2010, research and development expenses totaled $4.7 million and $4.4 million, respectively.  The increase in research and development expenses is attributable to incremental stock-based compensation expenses of approximately $0.9 million as a result of the modification of certain stock options in the first quarter of 2011, partially offset by a reduction in external research and development expenses of approximately $0.3 and in compensation of approximately $0.3 million.

General and Administrative Expenses

For the six months ended June 30, 2011 and 2010, general and administrative expenses totaled $8.4 million and $7.1 million, respectively. The increase in general and administrative costs is primarily due to a $1.8 million of incremental stock-based compensation expenses as a result of modifications to and the return of common stock options, partially offset by decreases in legal expenses, salaries (as a result of staff reductions) and travel-related expenses.

Other Income

Other income consists of interest income earned on funds invested in bank certificates of deposit and certain government research grants.

Interest income for each of the six months ended June 30, 2011 and 2010 was $0.1 million.  Other income of $0.5 million for the six months ended June 30, 2011 (none during the same period in 2010), consisted primarily of a U.S. government research grant.

Liquidity and Capital Resources

We have incurred operating losses since our inception and historically have financed our operations principally with the net proceeds from sales of our common stock in private placement transactions.  We expect to continue to experience net operating losses for the foreseeable future.  We anticipate raising additional capital within the next twelve months from investors, although we can provide no assurance whether additional funds will be available on terms acceptable to us, if at all.

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

During the first six months of 2011, we sold 157,967 shares of common stock at $12.50 per share to accredited investors.  Since our inception, we have raised net proceeds of approximately $51 million from the sale of our common stock.  We maintain four lines of credit with three commercial banks, which are secured against certificates of deposit in the same amounts.  We have a $5,000,000 line of credit which expires in February 2012, with an interest rate at the higher of the U.S. Prime Rate (3.25% at June 30, 2011) or 4%.  We have a $100,000 line of credit which expires in July 2014, with interest at the U.S. Prime Rate.  Also, we have two lines of credit with available limits of $2,000,000 and $125,000, respectively, expiring in June 2012; both have interest at the higher of the U.S. Prime Rate plus 1% or 6.5%. As of June 30, 2011, we had borrowed $1,450,000 on the $2,000,000 line of credit.  The expiration of any of these lines of credit will not have an impact on our operations or cash flows.

In January 2011, we received a U.S. government grant under the Qualifying Therapeutic Discovery Project (“QTDP”) Program totaling $488,964.  In February 2011, we received a $100,000 grant from the Montgomery County (Maryland) Department of Economic Development to assist with our move to new office space in Montgomery County.  If we meet certain conditions relating to the number of employees located in Montgomery County during the next five years, the repayment of the grant will be forgiven.  The $100,000 obligation is included in other long-term liabilities until the conditions for forgiveness of the loan have been met.

At June 30, 2011, we had cash and cash equivalents and investments (net of borrowing under our lines of credit, which are collateralized by our investments), all of which are liquid, of approximately $7.9 million. We expect that this amount plus any additional amounts raised as a result of on-going capital raising efforts will be sufficient to fund our normal operating needs through June 30, 2012 .  In June 2011, we engaged an investment banker to explore the possibility of raising additional capital through one or more private placements of our common stock, debt or other equity-linked securities.  The agreement provides for the issuance of common stock and stock purchase warrants, a retainer fee and other contingent fees as is customary based on success of their investment raising efforts. If we are unable to raise additional funds, we believe that we would be able to reduce the level of our spending so that these funds would be sufficient to fund our operating needs through June 30, 2012  Our business will require additional investment that we have not yet secured. The amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control. These factors include, but are not limited to:

•	the results of our Phase I clinical trial of our lead therapeutic product candidate and our clinical study of a diagnostic product;

•	the start of additional therapeutic clinical trial programs;

•	our ability to successfully develop, obtain regulatory approval for, introduce, market and sell new products;

•	the level of our general and administrative expenses and research and development expenses;

•	the extent to which we enter into, maintain and derive revenue from licensing agreements;

•	the level of our expenses associated with the audit of our financial statements or with compliance with other corporate governance and regulatory developments or initiatives; and

•	regulatory changes and technological developments in our markets.

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

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2011 was approximately $4.2 million, compared to approximately $7.1 million, for the same period in 2010. Our cash used in operating activities for the six months ended June 30, 2011 consisted mainly of our net loss of approximately $12.4 million, offset by non-cash stock-based compensation of approximately $6.8 million. Cash used in operating activities for the comparable 2010 period consisted mainly of our net loss of approximately $11.3 million, offset by non-cash stock-based compensation of approximately $4.1 million. The decrease in cash used in operations in 2011 as compared to 2010 primarily was a result of management’s focused efforts on increasing operating efficiencies and allocating resources appropriately.

As a development stage company, we continue to incur significant operating losses as research and development activities progress. Unless and until we obtain regulatory approval for our cancer diagnostic products, we expect to continue to incur increasing negative cash flows from operating activities.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2011 was approximately $0.1 million, compared to cash used of approximately $0.4 million for the same period in 2010.  Our cash provided by investing activities was primarily due to sales of certificates of deposit.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 was approximately $2.5 million, compared to approximately $3.7 million, for the same period in 2010, which primarily represents net proceeds from the sale of common stock, net advances on our line of credit and proceeds for exercise of employee stock options.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4: Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our acting Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CAO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CAO concluded that as of June 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Controls

Management has identified several changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, including:

•	the resignation of our Chief Financial Officer and Controller; and

•	our reliance on external financial consultants to provide the majority of our internal accounting functions.

Additionally, our procedures and internal controls over our significant financial and accounting processes, such as cash receipts and disbursements, purchases and accounts payable, marketable securities and related interest earnings, stock-based compensation, and our financial statement closing process (including the preparation and processing of journal entries), have changed, and those changes have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We are in the process of but have not yet completed our internal documentation of all the changes in our internal controls over financial reporting.

To specifically address the changes identified in our internal controls over financial reporting as of June 30, 2011, we developed and performed additional analytical and substantive procedures during our quarter closing process. Management believes that these additional procedures provide reasonable assurance that our condensed financial statements as of and for the three- and six-month periods ended June 30, 2011, are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

Limitations on the Effectiveness of Controls

We do not expect that our disclosure controls and procedures or our internal controls over financial reporting are able to prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

There are no current material pending legal proceedings to which we are party or as to which any of our property is subject, and no such proceedings are known to us to be threatened or contemplated against Neogenix.

Item 1A. Risk Factors

There have not been any material changes in the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following information lists all of our securities sold by us during 2011 which were not registered under the Securities Act of 1933:

In 2011 we issued 157,967 shares of Common Stock at a purchase price of $12.50 per share, for an aggregate purchase price of $2.0 million. In connection with this offering, we incurred $0.2 million in fees and expenses to finders for their services. These shares were issued to accredited investors (as defined under Rule 501(a) promulgated under the Securities Act of 1933) pursuant to a private placement, without the use of any general solicitation or public offering, and are therefore exempt from registration under Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.  We paid no underwriting discounts or commissions in connection with any of the following transactions.

The Company did not repurchase any securities in 2011.

Item 3. Defaults Upon Senior Securities

None.

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

NEOGENIX ONCOLOGY, INC. A Maryland Corporation

Date: August 15, 2011	/s/ Philip M. Arlen, MD
Philip M. Arlen, MD
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	/s/ Dr. Albine Martin
Dr. Albine Martin
Chief Operating Officer and acting Chief Accounting Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350