Form 10-Q
period 2011-09-30
Neogenix Oncology Inc
filed 2012-04-23
CIK 1341293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒: QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. Common Stock outstanding as of March 31, 2012 was 22,924,419 shares.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Unaudited Condensed Balance Sheets

	As of	As of
	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$5,895,591	$3,221,344
Investments	-	26,561
Restricted cash and restricted investments	-	237,670
Prepaid expenses	390,894	839,377
Total current assets	6,286,485	4,324,952

Investments	106,102	108,155
Restricted investments	2,166,224	7,427,849
Property and equipment, net of accumulated depreciation of $740,816 and $553,498 as of September 30, 2011 and December 31, 2010, respectively	851,251	1,022,476
Other assets	6,876	15,452
Total Assets	$9,416,938	$12,898,884

LIABILITIES
Current liabilities:
Accounts payable	$281,067	$170,563
Accrued expenses and other current liabilities	238,467	315,952
Bank line of credit	1,350,000	1,001,450
Notes payable, current portion	18,131	16,106
Total current liabilities	1,887,665	1,504,071
Notes payable	50,394	42,950
Derivatives and other liabilities	1,012,544	30,561
Total Liabilities	2,950,603	1,577,582

Commitments and contingencies (See Note 9)

STOCKHOLDERS' EQUITY
Series A preferred stock; $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.00001 par value; 200,000,000 shares authorized; 22,924,419 and 22,599,818 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	229	226
Additional paid-in capital	118,538,327	107,906,832
Subscriptions receivable	-	(150,000)
Deficit accumulated during the development stage	(112,072,221)	(96,435,756)
Total Stockholders’ Equity	6,466,335	11,321,302
Total Liabilities and Stockholders’ Equity	$9,416,938	$12,898,884

See accompanying notes to unaudited condensed financial statements.

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Unaudited Condensed Statements of Operations

					For the Period
					From January 1,
	Three Months	Three Months	Nine Months	Nine Months	2004 (Inception)
	Ended	Ended	Ended	Ended	Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011
Revenue	$-	$-	$-	$-	$-
Research and development expenses	1,218,936	1,958,720	5,889,302	6,339,659	38,721,021
General and administrative expenses	2,066,563	2,689,561	10,420,260	9,782,275	74,866,144
Loss from operations	(3,285,499)	(4,648,281)	(16,309,562)	(16,121,934)	(113,587,165)

Interest income	41,002	71,880	166,545	204,523	767,435
Other income	10,566	-	506,552	-	747,509
Loss before income taxes	(3,233,931)	(4,576,401)	(15,636,465)	(15,917,411)	(112,072,221)

Provision (benefit) for income taxes	-	-	-	-	-
Net loss	$(3,233,931)	$(4,576,401)	$(15,636,465)	$(15,917,411)	$(112,072,221)

Net loss per common share – basic and diluted	$(0.14)	$(0.21)	$(0.69)	$(0.72)
Weighted average shares outstanding – basic and diluted	22,866,000	22,240,000	22,772,000	21,958,000

See accompanying notes to unaudited condensed financial statements.

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Unaudited Condensed Statements of Cash Flows

			For the Period
			From January 1,
	Nine Months	Nine Months	2004 (Inception)
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(15,636,465)	$(15,917,411)	$(112,072,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash acquisition of in-process research and development	-	-	8,375,286
Stock-based compensation	7,825,564	5,419,134	57,859,825
Stock-based payments for professional serivces	581,792	-	581,792
Salaries payable to founding stockholders	-	-	66,444
Depreciation and amortization	218,209	190,874	821,375
Change in fair market value of derivative liability	(17,031)	-	(17,031)
Loss on the sale or exchange of equipment	1,000	-	1,776
Accrued interest income	(46,956)	-	(46,956)
Changes in:
Prepaid expenses	739,381	(90,476)	(99,996)
Deferred financing costs	-	-	(14,700)
Other assets	8,576	2,741	(6,876)
Accounts payable	110,504	(182,128)	281,067
Accrued expenses and other current liabilities	(77,485)	(264,166)	238,467
Derivatives and other liabilities	176,324	15,776	206,885
Net cash used in operating activities	(6,116,587)	(10,825,656)	(43,824,863)

Cash flows from investing activities:
Sales (purchases) of investments	5,574,865	100,722	5,440,149
Purchase of restricted investments	-	(165,326)	(7,665,519)
Purchase of property and equipment	(55,984)	(375,856)	(1,682,402)
Proceeds from sale of property and equipment	8,000	-	8,000
Net cash provided by (used in) investing activities	5,526,881	(440,460)	(3,899,772)

Cash flows from financing activities:
Net proceeds from issuances of common stock	2,813,434	6,227,620	51,596,895
Proceeds on advances from principal founding stockholder	-	-	80,000
Repayments on advance from principal founding stockholder	-	-	(145,444)
Deferred financing cost	-	-	(36,000)
Proceeds from exercise of stock options	92,500	128,200	882,000
Proceeds from notes payable and lines of credit	621,410	-	2,453,391
Repayments of notes payable and lines of credit	(263,391)	-	(1,034,866)
Purchase of treasury stock	-	-	(195,750)
Sale of treasury stock	-	-	20,000
Net cash provided by financing activities	3,263,953	6,355,820	53,620,226

Net (decrease) increase in cash and cash equivalents	2,674,247	(4,910,296)	5,895,591
Cash and cash equivalents – beginning of period	3,221,344	6,661,982	-
Cash and cash equivalents – end of period	$5,895,591	$1,751,686	$5,895,591

See accompanying notes to unaudited condensed financial statements.

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Unaudited Condensed Statements of Cash Flows

(continued)

Supplemental disclosure of noncash operating activities:
Common stock issued for services	$50,000	$-	$50,000
Common stock purchase warrants issuable to vendor	$822,690	$-	$822,690

Supplemental disclosure of noncash investing activities:
Exchange of property and equipment	$-	$-	$7,300
Supplemental disclosures of noncash financing activities:
Payable settled by issuance of founding stockholders’ shares	$-	$-	$1,000
Retirement of treasury stock	$-	$-	$175,750
Subscriptions receivable	$(150,000)	$104,619	$-
Options granted for finder’s fee	$-	$-	$328,631
Deferred financing costs	$-	$-	$14,700

See accompanying notes to unaudited condensed financial statements.

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Notes to Unaudited Condensed Financial Statements

Note 1 – Company Overview

Neogenix Oncology, Inc. (“Neogenix” or the “Company”) was formed as a Maryland corporation in 2003 and rents research and development facilities in Rockville, Maryland and Great Neck, New York and has its administrative and clinical studies offices in Rockville, Maryland. The Company is a biotechnology company focused on developing novel therapeutic and diagnostic products for the treatment and detection of cancer. Neogenix has not commenced its planned or principal operations and has not generated any revenues since its inception, and as such is considered a development stage enterprise. The products being developed will require substantial funding to further research and development, clinical testing, and regulatory approval prior to their commercialization.

The Company has devoted initial efforts primarily towards the development of therapeutic monoclonal antibodies, targeted against pancreatic and colorectal cancer. Human clinical studies are ongoing to establish safety and dosing parameters for its first therapeutic drug. The Company has obtained “Orphan Drug” status from the U.S. Food and Drug Administration (the “FDA”) for its pancreatic cancer therapeutic drug candidate.

The Company has also devoted efforts towards the research and development of diagnostic tests for the detection of pancreatic and colon cancer. The Company's diagnostic tests are expected to serve as “companion diagnostics” for its therapeutic drug and also have the potential to serve as standalone tests for the diagnosis and detection of cancer. Such independent diagnostic tests will require FDA regulatory approval.

Note 2 - Basis of Presentation and summary of significant accounting policies

In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations and cash flows. The condensed balance sheet as of December 31, 2010 has been derived from audited financial statements as of that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (the “SEC”).  The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these condensed financial statements are read in conjunction with the financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet the Company's obligations. Due to the contingencies discussed in Note 9 and the Company’s current cash position, Management believes there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will need to raise additional capital through the sale of debt or equity securities to fund the Company’s operations through September 30, 2012. There can be no assurance that the Company will be successful in its efforts to raise cash through the sale of common stock. If the Company is not able to obtain financing through the sale of debt or equity securities, it will not be able to continue the development of its products.

Business segments and geographic information: The Company operates in one business segment, which is to develop therapeutic and diagnostic products for the treatment of various cancers. The Company does not have any foreign operations.

Use of estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Such estimates include, among other estimates, the selection of assumptions underlying the calculation of the fair value of stock options and stock purchase warrants, derivative liabilities, and the useful lives of fixed assets. Actual results could differ from those estimates.

Fair value of financial instruments: The carrying values of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximate their fair values based on the short-term nature of such items. The carrying values of short term investments, restricted short term investments, notes payable and borrowings under bank lines of credit approximate their fair values based on applicable market interest rates.

Concentration of credit risk: The Company maintains cash balances in bank accounts which are insured by the Federal Deposit Insurance Corporation for up to $250,000 in each institution. Amounts maintained at any one institution may exceed this insured limit.

Cash and cash equivalents: The Company considers all highly liquid investments with an original maturity of three months or less at the date acquired to be cash equivalents.

Investments: The Company holds investments in certificates of deposit with various terms and interest rates. Certificates of deposit with a remaining term of less than one year are classified as current on the condensed balance sheets, and those with a remaining term of greater than one year are classified as long-term. Certain certificates of deposit are being held as collateral for bank lines of credit and are included in restricted investments on the condensed balance sheets.

Property and equipment: Property and equipment are carried at cost less accumulated depreciation and amortization which are recorded using the straight-line method over the estimated useful lives of the assets, which is generally five years. Leasehold improvements are amortized over the shorter of their estimated useful life or the term of the lease. Property and equipment used for research and development activities are capitalized if they have alternative uses. Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized; routine maintenance and repairs are expensed as incurred.

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

Research and development: Research and development expenses include costs for personnel, facilities and facility-related matters, outside contracted services, manufacturing and process development efforts, proprietary and collaborative research and development efforts for pre-clinical research, clinical research and other consulting services. Research and development costs are expensed as incurred.

The Company enters into agreements with third parties for research and development activities that may be “fixed fee” or “fee for service” contracts. At each balance sheet date, the Company reviews purchase commitments and accrues expenses based on factors such as estimates of work performed, costs incurred and other events. Accrued research costs are subject to revisions as projects progress to completion, and such revisions are recorded in the period in which the facts that give rise to the revision become known.

Income taxes: The Company accounts for income taxes using the asset and liability approach, which requires the recognition of future tax benefits or liabilities on the temporary differences between the financial reporting and tax bases of assets and liabilities. For interim periods, the Company recognizes an income tax provision (benefit) based on an estimated annual effective tax rate expected for the entire year. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company also recognizes a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company’s policy is to recognize interest and penalties on uncertain tax positions as a component of income tax expense.

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

Basic and diluted net loss per share: Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Potential dilutive common shares consist of incremental shares issuable upon exercise of stock options and stock purchase warrants. In computing diluted net loss per share for the three and nine months ended September 30, 2011 and 2010, no adjustment has been made to the weighted average outstanding common shares because the exercise of outstanding stock options and stock purchase warrants would be anti-dilutive. A total of approximately 17.2 million potentially dilutive shares related to stock options and warrants have been excluded in the calculation of diluted net income per share for the three and nine months ending September 30, 2011, as their inclusion would be anti-dilutive. A total of approximately 20.2 million potentially dilutive shares related to stock options and warrants have been excluded in the calculation of diluted net income per share for the three and nine months ending September 30, 2010, as their inclusion would be anti-dilutive.

New accounting pronouncements: In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force,” or ASU 2009-13. ASU 2009-13 amends existing accounting guidance for separating consideration in multiple-deliverable arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific evidence is not available, or the estimated selling price if neither vendor-specific evidence nor third-party evidence is available. ASU 2009-13 eliminates the residual method of allocation and requires that consideration be allocated at the inception of the arrangement to all deliverables using the “relative selling price method.” The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. ASU 2009-13 requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis. The Company adopted the provisions of ASU 2009-13 effective January 1, 2011 for revenue arrangements entered into or materially modified in fiscal years beginning on or after that date. The adoption of ASU 2009-13 did not have a material effect on the Company’s financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605) Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force” or ASU 2010-17. ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. For the milestone to be considered substantive, the considerations earned by achieving the milestone should meet all of the following criteria: (i) be commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone, (ii) relate solely to past performance, and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. An individual milestone may not be bifurcated and an arrangement may include more than one milestone. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones. The Company adopted the provisions of ASU 2010-17 effective January 1, 2011 for milestones achieved on or after that date. The adoption of ASU 2010-17 did not have a material effect on the Company’s financial statements.

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

All cash and cash equivalents, short-term investments, and short-term restricted cash and investments are recorded at fair market value at September 30, 2011 and December 31, 2010. The inputs used in measuring the fair value of these instruments are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of the Company’s funds deposited in institutional money market mutual funds with the remainder held in regular interest bearing and non-interest bearing depository accounts with commercial banks.

Total long-term investments and restricted investments consist of certificates of deposit with original maturities greater than three months, and had an estimated fair value at September 30, 2011 and December 31, 2010 of $2,270,000 and $7,540,000, respectively. Long-term investments and restricted investments are classified as Level 1 within the fair value hierarchy.

The fair value of derivative liabilities related to stock purchase warrants was $805,659 as of September 30, 2011 and the derivative liabilities are considered Level 3 liabilities; the Company had no Level 3 derivative liabilities as of December 31, 2010. The derivative liabilities were measured at fair value using the Black-Scholes option pricing model (see Note 5). The following table reflects the change in the Company’s Level 3 assets and liabilities for the nine months ended September 30, 2011:

	Balance as			Balance as
	of			of
	December	New	Unrealized	September
	31, 2010	Liabilities	Gains	30, 2011
Derivative liabilities	$-	$822,690	$(17,031)	$805,659

Note 4 - Income Taxes

As of September 30, 2011, the Company has recorded a full valuation allowance against the net deferred tax assets related to temporary differences and current operating losses because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

As defined in Section 382 of the Internal Revenue Code, the Company may have undergone, or may undergo in the future, a greater than fifty percent ownership change as a result of its financing initiatives. Consequently, there may be limitations on the amount of the net operating loss carryforwards which may be used to offset future taxable income in any one year.

The Company files tax returns filed in multiple jurisdictions; such returns are subject to audit by the taxing authorities. As of September 30, 2011, the Company’s tax returns for 2007 through 2010 remain open for audit by the taxing authorities. The Company had no uncertain tax positions as of September 30, 2011.

Note 5 - Equity Transactions and Stock-Based Compensation

Common stock

Pursuant to a private offering to accredited investors, in 2011 the Company issued 228,101 shares of its common stock at a per share price of $12.50, generating gross proceeds of $2,851,263. The Company incurred finder's fees and other offering costs relating to these sales of $187,828. The proceeds are being used to fund clinical trials, to develop diagnostic products and to fund the Company's ongoing research and development programs, patent expenses, operating expense and to support general working capital needs.

In June 2011, the Company entered into an agreement with a registered broker-dealer to provide investment banking services under which the Company issued 4,000 shares of its common stock (with a value of $50,000). The value of the common stock issued is being recognized as an expense on a straight-line basis over the initial six month term of the agreement.

Stock-based compensation

Under the 2005 Amended and Restated Stock Option Plan (the “Plan”), the Company is authorized to issue incentive stock options and non-qualified stock options. Pursuant to the Plan and the Charter of the Compensation Committee of the Board of Directors, as adopted in 2010, the Compensation Committee is the Plan Administrator and may authorize the grant of options under the Plan. The Plan authorizes the grant of 11,000,000 options, and the Plan is to terminate in August 2015. Pursuant to the stock option plan enacted prior to, and superseded by, the Plan (the “Old Plan”) the Board of Directors acted as Administrator and had the right to grant options. At various times, the Board of Directors approved the increase in total number of options available for grant under the Old Plan, and the Old Plan authorized the grant of 20,000,000 options. The exercise price for each option grant is determined by the Board of Directors or the Compensation Committee, as appropriate, at the time of the option grant. At no time has the exercise price of the options granted been less than the then-current price of the common stock offered for sale to outside investors.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The Company uses recent sales of its common stock to determine the value of its common stock at date of grant. Expected volatility is based on a review of the Company’s industry peer group’s historical and implied volatility, which the Company believes is a reasonable indicator of the expected volatility of the Company’s stock. The expected term of the award is calculated using the “simplified method” since the Company currently does not have sufficient experience of its own option exercise patterns. The Company does not anticipate paying dividends during the expected term of the grants; therefore the dividend rate was assumed to be zero. The risk-free interest rate assumed is based upon U.S. Treasury Bond interest rates with similar terms at similar dates. The Company estimates pre-vesting forfeitures when recognizing stock-based compensation expense based on historical rates and forward-looking factors.

The specific terms of the stock options granted under the Plan, including exercise price, vesting period and expiration dates, are determined upon grant, subject to Plan requirements. The Black-Scholes option pricing model assumptions used and fair value calculations are as follows:

	Nine Months ended September 30,
	2011	2010

Range of fair value at date of grant/modification for options granted or modified during the period	$3.07 - $9.35	$5.52 - $8.63
Dividend yield	0%	0%
Expected volatility	56% - 90%	87% - 88%
Range of risk free interest rate	0.10% - 1.95%	1.46% - 2.56%
Expected life	1 - 5 years	5 years

During the nine months ended September 30, 2010, the Company granted 440,000 options to employees, directors, consultants and committee members; none were granted in 2011. In the first and third quarters of 2011, the terms of 1,395,000 and 51,250 stock options, respectively, were modified in connection with the termination of employment of several employees. The modifications included the (i) accelerated vesting of previously unvested options and (ii) extension of expiration dates. The modification of these stock options resulted in incremental stock-based compensation expense of $2,992,940 and $145,420 during the three months ended March 31, 2011 and September 30, 2011, respectively. In the second quarter of 2011, certain officers and executives returned or forfeited vested and unvested stock options resulting in incremental stock-based compensation expense of $1,575,000 attributable to the settlement of previously unvested shares.

For the three and nine months ended September 30, 2011, the stock-based compensation for stock options was $629,353 and $5,628,748, respectively, recorded in general and administrative expenses, and $350,063 and $2,196,816, respectively, recorded in research and development expenses. For the three and nine months ended September 30, 2010, the stock-based compensation for stock options was $837,005 and $4,055,390, respectively, recorded in general and administrative expenses, and $438,590 and $1,363,744, respectively, recorded in research and development expenses.

A summary of the status of all stock options as of September 30, 2011 and 2010, and changes during the nine months then ended is presented below (in thousands, except per share data):

	2011		2010
					Weighted
		Weighted		Weighted	Average
		Average		Average	Remaining
		Exercise		Exercise	Contractual
	Shares	Price	Shares	Price	Term
Outstanding at beginning of period	19,461	$5.59	18,789	$5.28
Granted	-	-	440	10.45
Exercised	(93)	1.00	(64)	2.00
Forfeited/expired	(3,221)	6.45	-	-
Outstanding at end of period	16,147	5.50	19,165	5.41	2.33 Years

Options exercisable at period end	14,281	5.03	16,333	5.03	2.21 Years
Vested and expected to vest at period end	16,147	5.50	19,165	5.41	2.33 Years
Weighted average grant date fair value of options granted during the period		$-		$7.21

The following table summarizes information about stock options outstanding at September 30, 2011 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Oustanding	Life (In Years)	Price	Exercisable	Price
$1.00 - $2.00	923	0.79	$1.97	923	$1.97
$3.00 - $4.00	6,106	1.71	$3.43	5,945	$3.41
$5.00 - $6.00	4,114	2.51	$5.46	4,047	$5.47
$8.00 - $12.50	5,004	3.24	$8.70	3,366	$8.19

	16,147	2.33	$5.50	14,281	$5.03

There were 1,866,250 stock options that have not vested as of September 30, 2011 and approximately $8,407,000 of unrecognized stock-based compensation expense related to the unvested awards, which is expected to be recognized over the next 41 months.

Stock purchase warrants

The Company has outstanding stock purchase warrants as of September 30, 2011 to purchase up to 1,100,000 shares of the Company’s common stock. The warrants have a weighted average exercise price of $6.70 per share and a remaining contractual life of approximately 2.5 years.

In June 2011, the Company entered into an agreement with a registered broker-dealer to provide investment banking services under which the Company is obligated to issue 100,000 stock purchase warrants with an exercise price of $13.75; the warrants were issued in the third quarter of 2011. The warrants are considered a derivative liability and are recorded at fair value in the condensed balance sheets ($805,569 at September 30, 2011). The fair value of the derivative liability will be re-measured at the end of every reporting period using the Black-Scholes option pricing model and the change in fair value ($4,893 and $17,031 for the three and nine months ended September 30, 2011, respectively) will be reported in the condensed statements of operations as other income (expense). The associated expense is being recognized on a straight-line basis over the six-month initial term of the agreement.

Note 6 - Related Party Transactions

The daughter of the Chairman of the Board of Directors, and sister of the President and CEO, provide certain marketing, and support services to the Company.   For the three months ended September 30, 2011 and 2010, total fees paid were $12,118 and $10,446, respectively. For the nine months ended September 30, 2011 and 2010, total fees paid were $36,460 and $39,645 respectively. Historically, the Company had agreements with placement agents who are members of the Company’s business advisory board and/or investors in the Company and others, to pay finder’s fees of 8.5% of the gross proceeds raised from new investors introduced to the Company (see note 9).  Total amounts incurred as finder’s fees to these agents for the three months ended September 30, 2011 and 2010 were $37,413 and $52,107, respectively. Total amounts incurred as finder’s fees for the nine months ended September 30, 2011 and 2010 were $187,828 and $502,974, respectively. These agreements are no longer in effect (after completion of the Company’s last private placement).

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

Note 8- Lines of Credit

The Company maintained a line of credit with a commercial bank, which was collateralized by certificates of deposit maintained at the bank.  The line of credit had current availability of $2,000,000, of which $1,350,000 was outstanding as of September 30, 2011. On March 12, 2012, the line of credit was paid off and closed.

Note 9- Commitments and Contingencies

SEC inquiry and stock rescission contingency

In October 2011, the Company received a letter of inquiry from the Philadelphia Regional Office of the Securities and Exchange Commission (“SEC”). The letter requested the Company to provide certain information relating to payments made to third parties (referred to as “finders’ fees”) in connection with the sales of the Company’s common stock. The Company responded to this inquiry and continues to provide information relating to these finders’ fee arrangements as requested by the SEC. The Company has concluded that finders’ fees were paid to individuals and entities whom the Company has not been able to confirm were registered as broker-dealers or otherwise properly licensed under applicable state law to participate in the sale of the Company’s securities on a compensated basis. Accordingly, it is possible that at least some investors who purchased shares of common stock in transactions in which finders’ fees were paid may have the right to rescind their purchases of those shares, depending on applicable federal and state laws and subject to applicable defenses, if any. The laws regarding rescission rights are complex and vary from state to state. Additionally, significant information regarding the finder and the actions of the finder is required in determining whether there is a probability that rescission rights exist.

The Company has historically paid finder fees to parties based on a percentage of cash collected from the sale of its common stock and included information on the finder fees in its offering documents and in its annual and quarterly filings with the SEC. It is the current and expected future practice of the Company, if it wishes to retain third parties to assist in fundraising, to engage exclusively with licensed broker dealers and pay finder fees in accordance with its agreements with such licensed broker dealers. Any commitment to pay finder fees will continue to be disclosed in the private placement memorandum used in such financings.

The Company has assessed the potential for rescission liability in accordance with the provisions of Accounting Standards Codification (“ASC”) 450-20, Loss Contingencies. Under ASC 450-20, the Company is required to perform a probability assessment of the potential liability for rescission rights. Based on the information currently available to the Company, management has determined that it is reasonably possible that certain shareholders may have rescission rights related to common stock purchased for which finders’ fees were paid. Management believes the range of potential liability for rescission by investors as of March 15, 2012 is approximately $0 to $31 million. As of April 23, 2012, the Company had received communications from shareholders making requests or claims for rescission of investments in the Company's common stock of approximately $1.4 million. To the knowledge of the Company, no litigation against the Company has been initiated with respect to rescission of any shareholder’s investment. Because the Company has not concluded that the liability for rescission is probable, no accrual has been made in the financial statements as of September 30, 2011. Management does not currently know when it will be able to reasonably determine the length of time investors who may have rescission rights will continue to have those rights. In the future, a liability will be recorded if and when the Company concludes that (a) it is probable that certain shareholders have valid rescission rights and that those shareholders will exercise those rescission rights and (b) the amount of such liability can be reasonably estimated. If and when the Company determines that the conditions in the preceding sentences exist, the Company will accrue for such liability, and reduce stockholders’ equity for the amount related to the proceeds received from the original sale of the shares. Any liability in excess of the original proceeds received from the sale of the shares (e.g., interest or other fees or assessments) will be treated as an expense in the statement of operations in accordance with ASC 450-20.

The Company will make a probability assessment and estimate of the potential liability for rescission as of each reporting date in the future.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements regarding Neogenix Oncology, Inc. (“we,” “our,” “Neogenix” or the “Company”) in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “intends,” “anticipates,” “estimates,” “believes” or “plans” or comparable terminology, are forward-looking statements based on current expectations about future events, which we have derived from information currently available to us. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:

•	obtain additional funding when needed or on terms reasonable or acceptable to the Company;
•	successfully complete our product development efforts, obtain FDA and other required regulatory approvals in a timely manner or at all, manufacture our product candidates at an acceptable cost and with acceptable quality or market any approved products;
•	continue our relationship with our collaborative partners and other third-parties, including Cytovance Biologics and Catalent Pharma Solutions LLC, on which we rely to adequately produce and test our therapeutic products;
•	successfully complete adequate and well-controlled clinical trials demonstrating, with substantial evidence, the efficacy and safety of our product candidates in the indications being studied;
•	develop commercially feasible products and services that remain competitive in light of the technological changes in our industry;
•	rely on contracted third parties and/or pharmaceutical partners for the manufacture of products in accordance with current good manufacturing practices as prescribed by the FDA and other regulatory authorities and produce adequate supplies to meet future development and commercial requirements;
•	secure patents for our products and protect our trade secrets;
•	compete with companies in the medical technology field with substantially greater capital and other resources or greater experience in the manufacturing, marketing and distribution of products than us;
•	achieve market acceptance for our products with the medical community and consumer markets;
•	achieve a profitable level of operations or, if achieved, sustain profitability on an ongoing basis;
•	avoid costly patent litigation and product liability claims;
•	successfully execute our business strategies, including evaluating and, where appropriate, entering into potential acquisitions of companies, assets or complementary technologies or strategic alliances; and
•	avoid costly litigation or other material negative consequences from assertion by shareholders of claims for rescission of their investments.

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

Overview

We are a development stage biotechnology company focused on developing and commercializing therapeutic and diagnostic products for the detection and treatment of tumor specific cancers. The markets for diagnostic and therapeutic products for these cancers are substantial in size and growing, and the limitations of many current diagnostic and therapeutic products are widely recognized. Since our inception, we have devoted substantially all of our capital resources to the development of therapeutic monoclonal antibodies (“mAbs”) and supporting companion diagnostic candidates targeted against both pancreatic and colorectal cancer.

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

We have generated no product revenues since our inception. We have never been profitable and as of September 30, 2011 we have accumulated a deficit of approximately $112.1 million (this includes losses generated from noncash stock-based compensation expenses). We incurred net losses of approximately $3.2 million and $15.6 million in the three- and nine-month periods ended September 30, 2011, respectively (including noncash stock-based compensation expenses of $1.0 million and $7.8 million in those periods, respectively) and we expect to incur significant and increasing net losses for the next few years as we seek to advance our products from discovery through preclinical studies to clinical trials. We have funded our business principally with the net proceeds from sales of our common stock in private placement transactions, and with government grants. While we have significantly reduced our use of cash for operations in 2011 as compared to 2010 (a reduction of approximately $4.7 million, or almost 44%), we still will need significant additional financing to support our planned operating activities. To that end, in June 2011 we engaged an investment banker to help us with raising institutional funding and devoted significant time and effort to raising capital for the Company. Those efforts were unsuccessful and the Company terminated that representation. As a result of the SEC inquiry and the potential rescission rights relating to the sale of securities through unlicensed finders, the Company was unable to complete its financial statements for the third quarter of 2011 or timely file its Form 10-Q for that period which effectively prevented the Company from raising additional capital. The Company has now been able to complete that financial statements and file its Form 10-Q and has retained a new investment bank to assist the Company in identifying a strategic transaction. Adequate additional funding may not be available to us on acceptable terms, or at all. Our condensed financial statements included elsewhere herein have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet the Company's obligations. Due to the contingencies discussed in Note 9 and the Company’s current cash position, Management believes there is substantial doubt about the Company’s ability to continue as a going concern. The Company will need to raise additional capital to fund the Company’s operations through September 30, 2012. There can be no assurance that the Company will be successful in its efforts to raise capital. If the Company is not able to obtain financing, it will not be able to continue the development of its products.

Recent Events

Management Team: During 2011, we made several organizational changes, including a realignment of management and the appointment of new key legal and financial advisors with industry expertise to support our legal and public reporting and compliance requirements. Our management changes have included the retirement of our chief financial officer, the hiring of a new chief operating officer (who is now also acting as our chief accounting officer), along with the departure of other members of management. We have engaged a new financial services firm to assist us with our financial accounting and reporting requirements. Our realigned management team is focused on assessing our operating plans, increasing operating efficiencies and allocating resources appropriately to allow us to meet our research and commercial objectives on time and within reasonable budgets.

Financing Activities: Pursuant to a private offering to accredited investors, in 2011, we sold 228,101 shares of our common stock at a per share price of $12.50, generating gross proceeds of $2,851,263. The proceeds are being used to fund clinical trials, to develop diagnostic products and to fund our ongoing research and development programs, patent expenses, operating expense and to support general working capital needs. In June 2011, we engaged a registered broker-dealer to attempt to raise additional capital through one or more private placements of our common stock, debt or other equity-linked securities to institutional investors and other accredited investors. The agreement provides for the issuance of common stock and stock purchase warrants, a retainer fee and other contingent fees as is customary based on success of their investment raising efforts.

SEC inquiry and stock rescission contingency

In October 2011, the Company received a letter of inquiry from the Philadelphia Regional Office of the Securities and Exchange Commission (“SEC”). The letter requested the Company to provide certain information relating to payments made to third parties (referred to as “finders’ fees”) in connection with the sales of the Company’s common stock. The Company responded to this inquiry and continues to provide information relating to these finders’ fee arrangements as requested by the SEC. The Company has concluded that finders’ fees were paid to individuals and entities whom the Company has not been able to confirm were registered as broker-dealers or otherwise properly licensed under applicable state law to participate in the sale of the Company’s securities on a compensated basis. Accordingly, it is possible that at least some investors who purchased shares of common stock in transactions in which finders’ fees were paid may have the right to rescind their purchases of those shares, depending on applicable federal and state laws and subject to applicable defenses, if any. The laws regarding rescission rights are complex and vary from state to state. Additionally, significant information regarding the finder and the actions of the finder is required in determining whether there is a probability that rescission rights exist.

The Company has historically paid finder fees to parties based on a percentage of cash collected from the sale of its common stock and included information on the finder fees in its offering documents and in its annual and quarterly filings with the SEC. It is the current and expected future practice of the Company, if it wishes to retain third parties to assist in fundraising, to engage exclusively with licensed broker dealers and pay finder fees in accordance with its agreements with such licensed broker dealers. Any commitment to pay finder fees will continue to be disclosed in the private placement memorandum used in such financings.

The Company has assessed the potential for rescission liability in accordance with the provisions of Accounting Standards Codification (“ASC”) 450-20, Loss Contingencies. Under ASC 450-20, the Company is required to perform a probability assessment of the potential liability for rescission rights. Based on the information currently available to the Company, management has determined that it is reasonably possible that certain shareholders may have rescission rights related to common stock purchased for which finders’ fees were paid. Management believes the range of potential liability for rescission by investors as of March 15, 2012 is approximately $0 to $31 million. As of April 23, 2012, the Company had received communications from shareholders making requests or claims for rescission of investments in the Company's common stock of approximately $1.4 million. To the knowledge of the Company, no litigation against the Company has been initiated with respect to rescission of any shareholder’s investment. Because the Company has not concluded that the liability for rescission is probable, no accrual has been made in the financial statements as of September 30, 2011. Management does not currently know when it will be able to reasonably determine the length of time investors who may have rescission rights will continue to have those rights. In the future, a liability will be recorded if and when the Company concludes that (a) it is probable that certain shareholders have valid rescission rights and that those shareholders will exercise those rescission rights and (b) the amount of such liability can be reasonably estimated. If and when the Company determines that the conditions in the preceding sentences exist, the Company will accrue for such liability, and reduce stockholders’ equity for the amount related to the proceeds received from the original sale of the shares. Any liability in excess of the original proceeds received from the sale of the shares (e.g., interest or other fees or assessments) will be treated as an expense in the statement of operations in accordance with ASC 450-20.

The Company will make a probability assessment and estimate of the potential liability for rescission as of each reporting date in the future.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Such estimates include the selection of assumptions underlying the calculation of the fair value of stock options and stock purchase warrants, and the useful lives of fixed assets. Actual results could differ from those estimates.

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

Research and Development Expenses. Research and development expenses include costs for personnel, facilities and facility-related matters, outside contracted services, manufacturing and process development efforts, proprietary and collaborative research and development efforts for pre-clinical research, clinical research and other consulting services. Research and development costs are expensed as incurred. We enter into agreements with third parties for research and development activities that may be fixed fee or fee for service contracts. At each balance sheet date, we review purchase commitments and accrue expenses based on factors such as estimates of work performed, costs incurred and other events. Accrued research costs are subject to revisions as projects progress to completion; such revisions are recorded in the period in which the facts that give rise to the revision become known. There is significant judgment involved in estimating the progress of research and development activities.

Results of Operations – For the Three Months ended September 30, 2011 and September 30, 2010

Revenue

To date, we have not generated any revenue from product sales or operations. In the future, we may generate revenue from a combination of product sales, license fees, milestone and other payments or royalties resulting from the exclusive territorial rights for and the sales of products sold under licenses of our intellectual property; however, we do not expect to generate revenue from product sales or royalties until 2013 at the earliest. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

We expense research and development costs as incurred, and we have incurred $38.7 million of research and development expenses since our inception. Conducting a significant amount of research and development is central to our business model.  Research and development expenses have historically been focused exclusively on the development of NEO-101. Starting in 2010, minor research and development costs have been incurred for preliminary assessment of two other monoclonal antibodies, NEO-201 (formerly known as NPC-1C) and NEO-301 (formerly known as 31.1.). We anticipate that the costs relating to NEO-201 and NEO-301 will increase if and when we secure sufficient additional funding, as we begin Independent New Drug (“IND”) studies and clinical trials for NEO-201.

For the three months ended September 30, 2011 and 2010, research and development expenses totaled approximately $1.2 million and $2.0 million, respectively (including stock-based compensation expenses of $0.2 million and $0.4 million, respectively). We have significantly curtailed our non-critical research and development expenses in 2011 as we continue to look to raise additional financial capital to allow us to pursue fully our business plan. As a result, in 2011 we have concentrated our development efforts on completing our initial Phase I clinical trial for our first therapeutic drug candidate, NEO-101, which we completed during the first quarter of 2012. In the future, we will seek strategic partnership opportunities for the further development and commercialization of our product candidates. The form of such partnership opportunities may include any combination of direct investment or research collaborations with strategic partners that enable the Company to take its products through clinical development and global commercialization. In either case, the Company would accelerate the clinical advancement of NEO-101 proof of concept and clinical studies for additional pipeline candidates (NEO-201 and NEO-301), and continued discovery of additional novel therapeutic candidates. The Company estimates that it will require an additional $85 million to complete Phase II and Phase III clinical trials for the pancreatic cancer indication.

Unforeseen challenges could create delays and such delays could result in additional costs beyond what we have budgeted and could cause difficulty raising additional capital. Without adequate capital we will not be able to complete development of NEO-101 or advance additional programs.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for personnel in administrative, legal, finance and business development functions. These expenses also include costs for legal advisory services (securities law and intellectual property), and accounting and auditors expenses to support external reporting and compliance requirements.

For the three months ended September 30, 2011 and 2010, general and administrative expenses totaled $2.1 million and $2.7 million, respectively (including stock-based compensation expenses of $0.6 million and $0.8 million, respectively). The significant decrease in general and administrative costs in the third quarter of 2011 as compared to the third quarter of 2010 is primarily due to decreases in salaries (as a result of staff reductions), benefits (including expenses associated with stock-based compensation) and travel-related expenses. We expect our general and administrative expenses to continue to decrease in the fourth quarter of 2011 as compared to the third quarter of 2011.

Other Income

Other income consists primarily of interest income earned on investments and changes in the fair value of our derivative liabilities. Interest income for the three months ended September 30, 2011 and 2010 was approximately $41,000 and $72,000, respectively. We recognized a gain on the change in the fair value of our derivative liabilities of approximately $12,000 in the third quarter 2011 (none in 2010).

Results of Operations – For the Nine Months ended September 30, 2011 and September 30, 2010

Revenue

To date, we have not generated any revenue from product sales or operations.

Research and Development Expenses

For the nine months ended September 30, 2011 and 2010, research and development expenses totaled $5.9 million and $6.3 million, respectively (including stock-based compensation of $2.2 million and $1.4 million, respectively). We have significantly diverted our non-critical and basic research and development expenses in 2011 to support our clinical development and diagnostic validation goals. We are employing cost efficient business strategies to continue the commercial validation for our diagnostic candidates. We continue to look to raise additional financial capital to allow us to further advance our product candidates into clinical development and expand our diagnostic clinical studies. As a result, in 2011 we have concentrated our development efforts on completing our Phase I clinical trial for our first therapeutic drug candidate, NEO-101. The Company expects to spend approximately $750,000 to complete the Phase 1 clinical trials during the fourth quarter of 2011 and the first quarter of 2012. The Company expects to expend approximately $2.5 million payable during the upcoming periods to secure supply of new drug product for Phase 2a clinical trials.

General and Administrative Expenses

For the nine months ended September 30, 2011 and 2010, general and administrative expenses totaled $10.4 million and $9.8 million, respectively (including stock-based compensation of $5.6 million and $4.1 million, respectively). We significantly reduced general and administrative expenses in 2011 primarily as a result of a broad staff reduction (reducing salaries and benefits). However, the reduction was more than offset by a $3.6 million increase in stock-based compensation expenses which is primarily as a result of modifications to, and the return of, common stock options in 2011. We expect our general and administrative expenses to decrease in the fourth quarter of 2011 as compared to the third quarter of 2011. During the fourth quarter of 2011 and first quarter of 2012 we incurred unusually large expenditures relating to legal and accounting activities as a result of the SEC inquiry and stock rescission contingency detailed in Note 9.

Other Income

Other income in 2011 consists primarily of $0.5 million from the U.S. government research grant (none in 2010), along with interest income earned on investments and changes in the fair value of our derivative liabilities. Interest income for each of the nine months ended September 30, 2011 and 2010 was approximately $0.2 million. We recognized a gain on the change in the fair value of our derivative liabilities of approximately $17,000 in 2011 (none in 2010).

Liquidity and Capital Resources

We have incurred operating losses since our inception and historically have financed our operations principally with the net proceeds from sales of our common stock in private placement transactions. We expect to continue to experience net operating losses for the foreseeable future. We anticipate raising additional capital within the next twelve months from investors, although we can provide no assurance whether additional funds will be available on terms acceptable to us, if at all. In June 2011 we engaged an investment banker to help us with raising institutional funding; those efforts have been unsuccessful so far.

Our primary cash requirements are to fund our research and development and clinical programs, seek regulatory approvals, prosecute, defend and enforce any patent claims and other intellectual property rights, fund general and administrative expenses, including legal and accounting expenses, and meet our contractual obligations. Our cash requirements could change materially as a result of our research and development and clinical programs, licensing activities or other corporate developments.

During the first nine months of 2011, we sold 228,101 shares of common stock at $12.50 per share to accredited investors, generating net proceeds of approximately $2.9 million. Since our inception, we have raised net proceeds of approximately $52 million from the sale of our common stock. We maintained a line of credit with a commercial bank, which was collateralized by certificates of deposit maintained at the bank.  The line of credit had current availability of $2,000,000, of which $1,350,000 was outstanding as of September 30, 2011. On March 12, 2012, the line of credit was paid off and closed.

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

As of September 30, 2011, we had cash and cash equivalents and investments (including restricted investments) of approximately $8.2 million (approximately $6.8 million net of borrowings under our line of credit, which is collateralized by our investments). As of April 10, 2012, the Company had cash and cash equivalents and investments totaling approximately $2.7 million with no outstanding line of credit. Due to the contingencies discussed in Note 9 and the Company’s current cash position, we believe there is substantial doubt about the Company’s ability to continue as a going concern. We anticipate that we will need to raise additional capital to fund our operations through September 30, 2012. There can be no assurance that the Company will be successful in its efforts to raise capital. If the Company is not able to obtain adequate financing, it will not be able to continue the development of its products.

The amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control. These factors include, but are not limited to:

•	the results of our Phase I/2A clinical trial of our lead therapeutic product candidate and our clinical study of a diagnostic product;
•	the start of additional therapeutic clinical trials
•	our ability to successfully develop, obtain regulatory approval for, introduce, market and sell new products;
•	the level of our general and administrative expenses and research and development expenses;
•	the extent to which we enter into, maintain and derive revenue from licensing agreements;
•	the level of our expenses associated with the audit of our financial statements or with compliance with other corporate governance and regulatory developments or initiatives;
•	regulatory changes and technological developments in our markets;
•	negative consequences from potential rescission rights.

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

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2011 was approximately $6.1 million, compared to approximately $10.8 million for the same period in 2010. Our cash used in operating activities for the nine months ended September 30, 2011 consisted mainly of our net loss of approximately $15.6 million, offset by non-cash stock-based compensation of approximately $7.8 million and other non-cash changes. As described above, management has taken significant steps to increase operating efficiencies and to reduce the cash flow used in operating activities.

As a development stage company, we continue to incur significant operating losses as research and development activities progress. Unless and until we obtain regulatory approval for our cancer diagnostic products, we expect to continue to incur increasing negative cash flows from operating activities.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2011 was approximately $5.5 million, compared to cash used of approximately $0.4 million for the same period in 2010. Our cash provided by investing activities was primarily due to sales of certificates of deposit, the proceeds of which were then used in operations.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was approximately $3.3 million, compared to approximately $6.4 million, for the same period in 2010, which primarily represents net proceeds from the issuances of common stock and net advances on our lines of credit.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4: Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our acting Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CAO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CAO concluded that as of September 30, 2011, our disclosure controls and procedures relating to the evaluation of certain contingencies were not effective.  As disclosed in Note 9 to the financial statements, we have a contingency relating to a potential rescission for common stock sold in previous periods.  We were also unable to assess and calculate the potential liability in a timely manner in order to be able to file our September 30, 2011 Form 10-Q within the time period specified in the SEC’s rules and forms.

Changes in Internal Controls

Management has identified several changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred in 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, including:

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

To specifically address the changes identified in our internal controls over financial reporting as of September 30, 2011, we developed and performed additional analytical and substantive procedures during our quarter closing process. Management believes that these additional procedures provide reasonable assurance that that our condensed financial statements as of and for the three- and nine-month periods ended September 30, 2011, are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

To date, there were no material pending legal proceedings to which we were a party or as to which any of our property was subject, and no such proceedings were known to us to be threatened against Neogenix.

Item 1A. Risk Factors

The following risk factors have been added to the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2010.

If we do not raise additional capital we will not be able to continue operations.

To date, we have financed our operations principally through offerings of securities intended to be exempt from the registration requirements of the Securities Act. We do not have available cash or cash flow to meet our anticipated working capital needs. We will require substantial additional funds in order to meet such needs, and we are investigating potential sources of funding. There can be no assurance that any such additional funding will be available to us. As a result, management believes that there is substantial doubt about the Company’s ability to continue as a going concern. To date, we have been unable to identify potential investors or a source of potential equity investment. If additional funds are raised by issuing equity securities, such securities will likely be sold at a significantly reduced purchase price from the most recent offering, further dilution to existing stockholders may result, and future investors may be granted rights superior to those of existing stockholders. If adequate funds are not available, the Company will not be able to continue operations.  We are currently evaluating potential strategic alternatives, including bankruptcy.

Certain shares of our common stock were sold through finders who were paid fees in spite of not being licensed as broker-dealers.

The Company has concluded that finders’ fees were paid to certain individuals who were not registered as broker-dealers or otherwise licensed under applicable state law. Accordingly, it is possible that at least some investors who purchased shares of common stock in transactions in which finders’ fees were paid may have the right to rescind their purchases of shares, depending on applicable federal and state laws and subject to applicable defenses, if any. In addition, the Company may be subject to additional liability under state and/or federal laws in connection with the use of unlicensed broker-dealers. If the Company is forced to rescind a significant number of share purchases and/or pay substantial damages, it will impact the ability of the Company to continue operations; therefore management believes that there is substantial doubt about the Company’s ability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following information lists all of our securities sold by us during 2011 which were not registered under the Securities Act of 1933:

In 2011, we issued 228,101 shares of our common stock at a per share price of $12.50, generating gross proceeds of approximately $2.9 million. In connection with this offering, we incurred approximately $0.2 million in fees and expenses to finders for their services. These shares were issued to accredited investors (as defined under Rule 501(a) promulgated under the Securities Act of 1933) pursuant to a private placement, without the use of any general solicitation or public offering, and are therefore exempt from registration under Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder. We paid no underwriting discounts or commissions in connection with any of the following transactions. The Company did not repurchase any securities in 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

Neogenix Oncology, INC.
A Maryland Corporation

Date: April 23, 2012	/s/ Philip M. Arlen, MD
Philip M. Arlen, MD
Chief Executive Officer
(Principal Executive Officer)

Date: April 23, 2012	/s/ Dr. Albine Martin
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

