Form 10-K
period 2011-12-31
Neogenix Oncology Inc
filed 2012-07-12
CIK 1341293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___to___.

Commission file number: 0-53963

Neogenix Oncology, Inc.

(Exact name of registrant as specified in its charter)

Maryland	16-1697150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15010 Broschart Road, Suite 270, Rockville, MD 20850

(Address, including zip code, of principal offices)

Registrant’s telephone number, including area code: (301) 917-6880

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

Yes ☒ No ☐

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of July 9, 2012 there were 22,924,419 shares of common stock, par value $.00001 per share, outstanding. The most recent sale of our common stock occurred in August 2011 for $12.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

ITEM 1.	BUSINESS

Introduction - Our Company

Neogenix Oncology, Inc. (“Neogenix” or the “Company”) is a clinical stage biotherapeutic company focused on developing novel therapeutic and companion diagnostic products for detection and treatment of cancer. The Company’s initial focus includes pancreatic and colorectal cancer, but it holds a pipeline of preclinical monoclonal antibodies with specificity towards other cancers. The market for diagnostic and therapeutic products for these cancers are substantial and growing. Neogenix has not commenced its planned or principal operations and has not generated any revenues since its inception, and, as such, is considered a development stage enterprise. The products being developed will require substantial funding for further research and development, clinical testing, and regulatory approval prior to their commercialization.

Pipeline:

Our pipeline currently consists of three novel monoclonal antibodies or “mAb” product candidates targeting solid tumors. The Company has both issued and pending patent applications related to the composition and utility of these mAb’s. The Company also has a companion diagnostics strategy to develop diagnostic products to be used in conjunction with its therapeutics as well as possible stand-alone diagnostics products.

•	The Company’s lead product candidate, NEO-101 (Ensituximab), is a monoclonal antibody that recognizes a unique variant of MUC5AC associated with pancreatic or colorectal cancer. NEO-101 (Ensituximab) is a novel Phase IIa mAb that is targeted for colorectal and pancreatic cancer indications. NEO-101 has been granted Orphan Drug Status by the FDA for the treatment of pancreatic cancer.

•	NEO-201 is a preclinical humanized mAb that recognizes a distinct TSA and has been found in pancreatic, colorectal cancers and adenocarcinoma human tissue samples.

•	NEO-301 is a preclinical chimeric mAb that recognizes a TSA from pancreatic and colorectal cancers and adenocarcinoma and has been shown to induce potent tumor cell killing activity in tumors.

Clinical Trials:

In December 2009, Neogenix initiated a Phase I clinical trial of our lead therapeutic product candidate for advanced pancreatic and colorectal cancer, referred to as “NEO-101” (formerly known as “NPC-1C”) at Johns Hopkins University Hospital and North Shore University Hospital, following approval by the United States Food and Drug Administration (the “FDA”) of our investigational new drug application (“IND”). In late 2010, Duke University Medical Center joined the Phase I clinical trial of NEO-101.

The primary objectives of the Phase I clinical trial were (1) to determine the safety and tolerability of escalating doses of NEO-101 monoclonal antibody therapy and (2) to assess pharmacokinetics and select immune responses to the antibody at each dose level. We completed accrual of patients in the Phase I clinical trial during the fourth quarter 2011. The Phase I trial protocol currently provides that following completion of the Phase I trial, we would continue enrollment of patients with pancreatic cancer in a Phase IIA component, subject to FDA and Institutional Review Board (“IRB”) approval.

As part of the process related to clinical trials, Neogenix is developing a companion diagnostic assay immunohistochemistry (“IHC”) test for co-development with our therapeutic candidates. This diagnostic assay will screen patients for the presence of the NEO-101 antigenic marker and the applicability of the NEO-101 treatment.

Companion Diagnostics:

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

Currently, the Company has demonstrated the tumor specificity of NEO-101, NEO-201 and NEO-301 monoclonal antibodies using a immunohistochemistry (IHC) diagnostic test. The NEO-101 IHC test is currently serving as a companion diagnostic to identify patients expressing the NEO-101 antigen and meeting the eligibility criteria for clinical trials with the NEO-101 therapeutic antibody.

During the first quarter of 2009, Conemaugh Health System began patient enrollment and collection of tissue and blood samples from patients. As of December 31, 2011, approximately 85 patients had been enrolled in this research study. Tumor tissue samples from patients in the study were tested using our research phase assays and Neogenix mAbs.

In 2011, Neogenix commenced an IHC collaboration agreement with San Raffaele-Pisana (“SRP”), a leading healthcare company in Rome, Italy, to study the expression of tumor-specific biomarkers using NEO-101, NEO-201, and NEO-301.  SRP has a bio-bank containing thousands of serum and tissue specimens from healthy donors and patients with various types of cancer.  Testing for the IHC testing program is currently active and it is anticipated that both parties will jointly submit the outcome of the IHC studies during 2012.

In 2011, Neogenix commenced an agreement with Cambridge Biomedical, Inc, based in Boston, MA., for the development of its pancreatic and colorectal cancer diagnostic serum ELISA assays. Cambridge Biomedical provides core expertise in assay optimization and validation within an FDA recognized laboratory that is CLIA certified and CAP accredited. This relationship is consistent with the Company’s revised strategy of independent validation of research protocols to meet commercial standards of performance. Neogenix retains all current and future rights to its products through this agreement.

Recent Development

On June 29, 2012, the Company notified its shareholders that it has entered into a Letter of Intent (the “LOI”) with Precision Biologics, Inc., a corporation funded by a number of Neogenix shareholders, to investigate a potential transaction in which Precision Biologics would acquire all of the assets of Neogenix in a sale conducted through a Chapter 11 bankruptcy proceeding, subject to superior offers received during an auction period.  The proposed transaction would include the purchase by Precision Biologics of substantially all of the assets of Neogenix in a “Section 363” asset sale approved by the bankruptcy court. The consideration for the purchase would be payment to Neogenix of up to approximately $3.5 million and the issuance to the current Neogenix shareholders of five million shares of the common stock of Precision Biologics and the right for the Neogenix shareholders to purchase up to an additional five million Precision Biologic’s shares at $1.50 per share for a limited period.  The LOI is non-binding, and there can be no assurance that a definitive agreement with Precision Biologics will be entered into, or that a transaction with Precision Biologics will be completed. For additional information, please see the Company’s letter to its shareholders dated June 29, 2012, filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 3, 2012.

Business Strategy

Company Core Operational Focus:

•	Parallel companion diagnostic and drug development strategies in order to develop affordable and targeted therapies. The Company hopes to enable physicians to deliver patients with a tailored treatment strategy.
•	Focused translation of our early pipeline towards advancement into the clinic and achieving regulatory standards as required for our companion diagnostic and therapeutic products.
•	Expand collaborations and external partnerships to advance key programs and clinical trials.
•	Operational efficiency and alignment to maximize use of cash.
•	Targeted market segments that represent a high unmet medical need and favorable reimbursement guidance.
•	Financing strategies that meet Company compliance standards.

Company Highlights:

Business developments

•	The Company has advanced trials with its lead compound, NEO-101 and completed patient enrollment for Phase 1 during fourth quarter 2011.
•	The Company has established high specificity for its IHC based Companion Diagnostic test.
•	The Company initiated cGMP manufacture of the second lot of NEO-101 drug product (NEO-102)
•	The Company has maintained an open IND with Johns Hopkins, Duke Medical Center and North Shore Hospital.

Operational developments

•	The Company has aligned its intellectual property portfolio and claims to advance and support commercialization goals. The patent portfolio consists of a number of granted patents and pending applications which claim novel antibodies, fragments that target antigens, and both therapeutic and diagnostic methods of use.
•	The Company has reduced operating expenses through operational alignment and focus on key commercial goals.
•	The Company has successfully formulated an accounting model to support the completion of its 2011 financial statements. This model was reviewed and accepted by the OCA (Office of Chief Accountant at the SEC) and the Company Auditors and was adopted for the September 30, 2011 Form 10Q.

Legal and regulatory developments

•	The Company has been subject to an informal inquiry from the SEC which has resulted in unbudgeted legal and advisory costs. We are voluntarily providing the SEC with requested information.
•	The Company has been provided for notice of allowance for certain of its pending international intellectual property claims.

Awards and rankings

•	The Company was selected for the Windhover industry review panels at “Top 10 Projects to Watch in Oncology 2011”
•	The Company was selected and among the first 11 companies during 2011 to receive investments as a result of the Montgomery County Biotech Investment Tax Credit Program.

Company History and Proprietary Library of Tumor Antigens:

Neogenix was incorporated in Maryland in December 2003 to build on the work of our founder, Dr. Myron Arlen, who began working in the field of oncology thirty years earlier. In the 1970s and 1980s, Dr. Ariel Hollinshead, along with her collaborators, isolated a variety of TAAs from numerous cancer patients’ tumors. Neogenix holds exclusive rights to a unique discovery platform consisting of a library of vaccines that include a variety of tumor associated antigens, or “TAAs.” Some of these TAAs were administered to cancer patients in Phase I, II and III clinical trials conducted in the United States during the late 1970s and early 1980s, referred to here as the “Early Clinical Trials.” Data from the Early Clinical Trials suggested anti-tumor responses and prolonged survival for cancer patients. This TAA library is owned by Neogenix and serves as a unique platform for pipeline expansion.

Scientific, Medical and Industry Background

Relevant Cancer Facts

Cancer therapeutics currently represents the largest pharmaceutical category with respect to global sales, and estimated to be approximately $74 billion during 2012. Specifically, targeted cancer therapeutics, particularly monoclonal antibodies representing 50% of the targeted therapies, have become mainstays of cancer treatment due to the favorable efficacy and tolerability profiles relative to traditional chemotherapeutics. The current worldwide market for targeted cancer therapeutics is approximately $33 billion per year and is expected to grow to more than $57 billion by 2016, representing a five-year CAGR of 12%. Colorectal cancer treatment is an approximately $8 billion market in the U.S. with an annual incidence rate of approximately 141,000. Pancreatic cancer treatment is an approximately $2 billion market in the U.S. with an annual incidence rate of approximately 44,000 [Global Business Insights, 2010].

Worldwide, one in eight deaths is linked to cancer, and cancer treatment represents a growing component of overall medical costs. The National Institutes for Health estimated the overall cost of cancer in 2010 at $263.8 billion: $102.8 billion for direct medical costs (total of all health expenditures); $20.9 billion for indirect morbidity costs (costs of lost productivity due to illness); and $140.1 billion for indirect mortality costs (costs of lost productivity due to premature death). Costs also are likely to increase at the individual patient level as new, more advanced, and more expensive treatments are adopted as standards of care.

Cell Line Production and Manufacturing

Neogenix manufactured its first lot of cGMP drug product NEO-101 through a contract manufacturer (Goodwin Biosciences).   Neogenix currently relies on contract manufacturers to produce monoclonal antibodies used for our clinical studies. Neogenix plans to continue to rely upon contract manufacturers to manufacture our antibody- product candidates. Neogenix currently relies on a small number of manufacturers for such production. Although Neogenix believes that there are other manufacturers that can satisfy our clinical study requirements, if a contract manufacturer provides us with insufficient or faulty antibody supply or we are forced to identify and establish new relationships with contract manufacturers, we may suffer significant delay or additional material costs.

Neogenix completed its Services Agreement (the “Selexis NEO-101 Agreement”) with Selexis SA (“Selexis”) for the development of a high-expression production cell line expressing our NEO-101 antibody. Selexis has completed the work under the Selexis NEO-101 Agreement. In December 2010, the Company exercised its option to enter into a commercial license agreement with Selexis to commercialize the Selexis-developed high performance NEO-101 cell line (“Neo-102”), the terms of which were negotiated prior to the initiation of the research project. The commercial license agreement includes a non-exclusive license to the Company of all Selexis intellectual property rights in the higher expression NEO-102 cell lines developed by Selexis, with a right to sublicense as needed, based on reaching certain milestone payments.

Neogenix completed its August 2010 service agreement with Catalent Pharma Solutions LLC (“Catalent”) for the development of two high-expression production cell lines expressing our NEO-201 and NEO-301 antibodies. We have the right to obtain access to cell lines developed by Catalent upon execution of a sale and license agreement and upon initiation of our cGMP program for NEO201.

In 2010, Neogenix entered into a contract manufacturing relationship with Cytovance Biologics, for cGMP production of NEO-101 (“NEO-102”). Subsequently, in 2011 this agreement was modified and renegotiated the scope to enhance efficiency and manage costs. The manufacture of NEO-102 was fully implemented during 3rd and 4th Quarter 2011 and release of the drug product is expected to be completed during 3rd Quarter of 2012, unless there are unplanned manufacturing or regulatory challenges. We must show that the new manufacturer’s product is comparable to the previous manufacturer’s product. If the products are not comparable, the FDA may require us to postpone planned trials while we perform additional studies including preclinical safety toxicology and possibly a new Phase I trial. The use of more efficient cell lines and associated modifications in manufacturing protocols are not unusual and typically done to reduce the cost of cGMP drug manufacturing but such changes require the completion of adequate bridging studies. The Company will work with Cytovance and its regulatory advisors to complete required FDA documents and responses for approved use of NEO 102 in clinical trials.

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

•

Phase II – Studies are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine preliminary efficacy of the product for specific targeted indications and to determine dosage tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials. In some cases, a sponsor may decide to run what is referred to as a “Phase IIb” evaluation, which is a second, confirmatory Phase II clinical trial that could, if positive and accepted by the FDA, serve as a pivotal trial in the approval of a product candidate.

•

Phase III – These are commonly referred to as pivotal studies. Phase III clinical trials are undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficiency with statistical significance, and to further test for safety in an expanded and diverse patient population at multiple, geographically-dispersed clinical trial sites.

•	Phase IV – In some cases, FDA may condition approval of an NDA/BLA for a product candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after NDA/BLA approval. Such post-approval trials are typically referred to as Phase IV studies.

New Drug Applications and Biologic Licensing Applications:

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

Orphan Drug Designation and Exclusivity:

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

Under EU medicine laws, the criteria for designating a product as an “orphan medicine” are similar but somewhat different from those in the United States. A drug is designated as an orphan drug if the sponsor can establish that the drug is intended for a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union or is unlikely to be profitable, and if there is no approved satisfactory treatment or if the drug would be a significant benefit to those persons with the condition. Orphan medicines are entitled to 10 years of marketing exclusivity, except under certain limited circumstances comparable to U.S. law. During this period of marketing exclusivity, no “similar” product, whether or not supported by full safety and efficacy data, will be approved unless a second applicant can establish that its product is safer, more effective or otherwise clinically superior. This period may be reduced to six years if the conditions that originally justified orphan designation change or the sponsor makes excessive profits. Neogenix intends to pursue orphan drug status outside the U.S. upon establishing the cost of undergoing such process.

Intellectual Property

Neogenix is focused on building its patent portfolio related to antibody-based cancer therapies and diagnostics. Neogenix is executing an aggressive international filing strategy to secure an exclusive position in key markets, including markets which are expected to have high growth potential in the next 10 years (e.g, China and India).  Neogenix has secured patent protection on some of our products through to at least the year 2022, and the terms of our U.S. patents may be extended under the provisions of 35 U.S.C. §156.

Neogenix’s first patent, U.S. Patent No. 7,314,622, encompasses the novel molecular aspects of NEO-101, as well as chimeric and labeled derivatives of NEO-101. This patent expires on April 14, 2026. U.S. Patent No. 7,763,720 issued in July 2010, expanding the coverage of NEO-101 to the genes encoding it. This patent expires on August 20, 2026. Moreover, Neogenix is pursuing patents to NEO-101 in relevant foreign jurisdictions (e.g, Europe, Japan, Canada, Australia) with claims drawn to therapeutic and diagnostic uses for NEO-101. Neogenix recently filed provisional patent applications with claims relating to an antigen of NEO-101 and claims relating to the antigen bound by NEO-101.  This provisional patent application will be converted into utility and foreign patent filings that will expire in 2031.

Our patent portfolio includes U.S. Patent No. RE39,760 obtained from the IBS acquisition and related to an antibody against colon cancer. The reissued patent expires on November 18, 2014. Recently, one of these IBS patent applications, European Patent No. 1 411 962, was granted including claims drawn to a NEO- 301 antibody and methods of diagnosing and treating pancreatic cancer using this antibody. This patent expires on March 15, 2022.

Neogenix has one U.S. patent (U.S. Patent No. 7,829,678) and ten pending patent applications in., U.S., Canada, and Europe Each of these applications has foreign counterparts allowing us to pursue patent protection overseas. U.S. Patent No. 7,829,678 covers the NEO-201 antibody which may be useful for treatment or diagnosis of pancreatic or colorectal cancer.  This patent expires on November 7, 2028. Neogenix recently filed a provisional patent application relating to the NEO-201 antigen and methods of use related to the target. This provisional patent application will be converted into utility and foreign patent filings that will expire in 2031.

Competition

Tables 66: Sales of leading players in the global cancer market ($m), 2010

Company	Sales 2010 ($m)	Growth 2009-10 (%)	Market share 2010 (%)	CAGR 2006-10 (%)

Roche	20,598	5.6	38.2	12.0

Novartis	6,283	14.4	11.6	17.7

AstraZeneca	3,930	-12.0	7.3	-1.8

Sanofi-Aventis	3,486	-16.0	6.5	-6.5

Eli Lilly	3,428	8.4	6.4	14.1

Pfizer	2,138	10.7	4.0	5.1

Johnson & Johnson	2,029	17.1	3.8	21.4

Takeda	1,939	1.1	3.6	7.5

Bristol-Myers Squibb	1,791	2.4	3.3	5.9

Merck & Co	1,350	0.0	2.5	10.4

Top 10 total	46,972	5.9	87.1	9.4

Others	6,969	-0.5	12.9	19.7

Grand total	53,941	5.1	100.0	10.5

Source: PharmaVitae			BUSINESS INSIGHTS

The above table reflects the leading companies participating in the global cancer market (Business Insights). There are many other smaller biotechnology companies that have developed and are working on developing mouse, chimeric, and humanized antibodies or other types of drugs for treating cancers and could be competitive with the Neogenix drug candidates. Competitors with greater resources, disruptive technologies and successful clinical trials may succeed in commercializing products that could have an adverse impact on the competitive profile of our drug candidates. In addition we may also be adversely impacted by the timing and market conditions at the time of our product approval, performance and efficacy of our product, pricing and availability of our products, sales and distribution capabilities, reimbursement challenges, patient response to the method and frequency of delivery, available funding and resources and ability to hire and retain talent.

Location and Facilities

We have locations in Great Neck, NY and Rockville, Maryland.  See “Item 2 - Properties.”

Personnel

As of December 31, 2011, we had 14 full time employees. Our core leadership team brings a combination of clinical development, general management and corporate/business development experience within the therapeutic, life sciences and diagnostics sectors. In addition, we have expanded our external advisory team to include sector experts to advise management on scientific and business issues as needed. This strategy has resulted in the creation of a high quality team and significantly reduced operating costs. As of April 30, 2012, we have 10 full time employees.

Executive Officers

The executive officers of our company as of December 31, 2011 were as follows

Name	Age	Position

Philip Arlen, MD	48	President and Chief Executive Officer
Myron Arlen, MD	80	Director of Medical Affairs
Andy Bristol, Ph.D.	47	SVP Research and Development
Albine Martin, Ph.D.	52	Chief Operating Officer and Acting Chief Accounting Officer
Robert Washington	51	Vice President Business Development

Our Chief Executive Officer is the son of our Chairman of the Board.  Otherwise, there are no family relationships among members of our management or our board of directors.

Philip M. Arlen, MD: Dr. Arlen became the Company’s CEO in March 2010, having served as President and Chief Medical Officer since July 2008. Prior to 2008, Dr. Arlen spent 11 years at the National Cancer Institute (NCI), USA, most recently as the Director of the Clinical Research Group for the Laboratory of Tumor Immunology and Oncology. At the NCI, Dr. Arlen focused on the development of a programmatic approach to vaccine clinical trials conducted at the NCI as well as at numerous other Cancer Centers throughout the U.S. During his tenure at the NCI, Dr. Arlen was the Principal Investigator and/or Associate Investigator on numerous clinical trials involving the use of cancer vaccines and other immunostimulatory molecules.

Dr. Arlen remains on the clinical staff at both the NCI Clinical Center as well as the National Naval Medical Center. He has authored or co-authored over 100 peer-reviewed manuscripts in internationally known scientific and medical journals. Dr. Arlen received an NIH Award of Merit for major contributions to the field of cancer immunotherapy in 2003. He is a board certified medical oncologist and received his BA from Emory University and his MD from Medical College of Georgia, School of Medicine.

Albine Martin, Ph.D: Dr. Martin became the Company’s COO in February 2011 and has over 20 years of diversified portfolio management and corporate development experience within the biotechnology, diagnostics and life sciences sector. Prior to joining Neogenix, Dr. Martin’s tenure included 3 public companies. Most recently, she served as the Vice President at Compugen (CGEN), a drug and diagnostic product candidate company, where she led the commercialization and licensing of novel products, launched a new revenue model and managed diagnostic and therapeutic strategic alliances.

During her tenure at Life Technologies, Inc. (LIFE), Dr. Martin served as Senior Business Director and held a number of leadership positions for commercialization of life science consumable products. As Business Director for Cell and Gene Therapy, she also worked with FDA/CBER to develop guidance for ancillary products. As the first senior employee at startup Digene Diagnostics, she was responsible for development and marketing of the company's initial revenue generating product portfolio and market launch of the HPV diagnostic tests. Dr. Martin holds a BS in Chemistry from Trinity College and a PhD from the University of Maryland. In addition, she served as a post doctoral Staff Fellow at the National Institutes of Health and is a graduate of the Program of Leadership and Strategy in Pharmaceuticals and Biotech at the Harvard Business School.

Andrew Bristol, Ph.D: Dr. Bristol served as Senior Vice-President of Research & Development and lead the company’s discovery and product development efforts. Prior to Neogenix Oncology, Dr. Bristol was Deputy Director of Immunology at GTI-Novartis, and has additional industry experience at Genetics Institute. Dr. Bristol received his BA in Molecular Biology from UC Berkeley, his PhD in Biochemistry from Tufts University, and performed post-doctoral research at the NIH. Dr. Bristol has more than 20 years of experience in cancer research with special emphasis in monoclonal antibodies, tumor immunology and cancer vaccines.

Robert Washington: Mr. Washington has more than 19 years of experience in pharmaceuticals and biotechnology with Ortho McNeil and Amgen. He has served in several commercial positions including his most recent as Corporate Accounts/National Accounts Executive with responsibilities for more than $550 million in revenue while at Amgen. With his strong background in oncology, he has served as Director of Business Development for Neogenix and previously as a company Director. He was a standout athlete at Penn State and was inducted into the Beaver County Hall of Fame in 2008.

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

To date, we have financed our operations principally through offerings of securities intended to be exempt from the registration requirements of the Securities Act. We do not have available cash or cash flow to meet our anticipated working capital needs. We will require substantial additional funds in order to meet such needs, and we are investigating potential sources of funding. There can be no assurance that any such additional funding will be available to us. As a result, management believes that there is substantial doubt about the Company’s ability to continue as a going concern. To date, we have been unable to identify potential investors or a source of potential equity investment. If additional funds are raised by issuing equity securities, such securities will likely be sold at a significantly reduced purchase price from the most recent offering, further dilution to existing stockholders may result, and future investors may be granted rights superior to those of existing stockholders. If adequate funds are not available, the Company will not be able to continue operations.  We are currently evaluating potential strategic alternatives, including bankruptcy and a sale of assets.

Certain shares of our common stock were sold through finders who were paid fees in spite of not being licensed as broker dealers.

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

We are a development stage company formed in 2003 and have a limited operating history. To date we have engaged only in research and development activities. Accordingly, we are subject to all of the risks inherent in the establishment of a new business enterprise.

Since inception, we have generated no revenues from product sales. As of December 31, 2011, we had a deficit accumulated during the development stage of approximately $115.5 million. We expect to incur additional losses as our research, development, clinical trial, manufacturing and marketing programs expand. The extent of future losses and the time required to achieve profitability is highly uncertain. There can be no assurance that we will ever achieve a profitable level of operations or that profitability, if achieved, can be sustained on an ongoing basis.

We have no products available for sale and if at all.

Our potential products are in the early stages of development and the products we have under development, and any future product candidates, will require significant R&D efforts to establish safety and efficacy, including extensive clinical testing, non-clinical (animal and laboratory) testing and regulatory approval prior to commercial sale. Our therapeutic products will be subject to more extensive testing and regulatory requirements, and therefore, we do not expect to have a therapeutic product ready for sale until at least 2015 or possibly not all.  We cannot assure you that we will successfully complete our product development efforts, the manufacturing of our product candidates, that we will obtain required regulatory approvals in a timely manner, if at all, that we will be able to manufacture our product candidates at an acceptable cost and with acceptable quality or that we can successfully market any approved products.

Development of our products will involve a lengthy and complex process.

Our product candidates are currently a development stage company and will require additional research and development, manufacturing, extensive clinical testing and regulatory approval prior to any commercial sales. We cannot predict if or when any of our products under development will be commercialized. We must complete clinical trials in the United States to demonstrate the safety and efficacy of our proposed products, prior to obtaining FDA approval. We cannot predict with any certainty the amount of time necessary to obtain regulatory approvals that our clinical trials will be successful, or that FDA approval will be obtained. In addition, delays in obtaining necessary regulatory approvals of any proposed product could have an adverse effect on the product’s potential commercial success and on our business, prospects and financial condition. It is also possible that a product may be found to be ineffective or unsafe due to conditions or facts which arise after development has been completed and regulatory approvals have been obtained. In this event we may be required to discontinue any sales or withdraw such product from the market.

Any failure by our collaborative partners and other third-parties on which we rely to grow our cell lines and manufacture our products may delay or impair our ability to test, develop and eventually commercialize our products.

We rely on a small number of strategic partners for product manufacturing, critical services, clinical trials and product validation for our business. Any disruption in these collaborations could be detrimental and lead to an inability to commercialize our products.

The cost of compliance with the internal controls over financial reporting requirements of the Sarbanes-Oxley Act of 2002 could be significant.

Effective internal controls are necessary for us to provide reliable financial reports, to limit the risk of fraud and to operate successfully as a public reporting company.   The cost to maintain compliance with these standards could become a burden that we cannot afford to continue to comply with. Management’s initial assessment of internal control over financial reporting included deficiencies in our internal controls. This could have an adverse effect on our business, financial position and results of operations. In addition, it could cause our investors to lose confidence in the accuracy and completeness of our financial reports.

If we are unable to successfully compete in the field defined by therapeutics and drug development, our business, product development and financial condition would be materially adversely affected.

We are engaged in the intensely competitive field of drug development . A number of companies are seeking to develop products that may compete directly or indirectly with our own. Competition from these companies and others is expected to increase. Many of these competitors have substantially greater capital, and greater experience in the development, manufacturing, marketing and distribution of products than us. Our competitors may succeed in developing technologies and products that are more effective than those of our company, and such companies may be more successful than us in developing, manufacturing, gaining regulatory approval for and marketing their products. There can be no assurance that products, if any, resulting from our development efforts will obtain regulatory approval in the United States or elsewhere more rapidly than competitors’ products, or at all. Our inability to compete effectively against competitors could have a material adverse effect on our business, financial condition and results of operations.

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

Our business will expose us to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. There can be no assurance that we will be able to obtain and maintain adequate insurance coverage at acceptable cost, if at all. There can be no assurance that the level or breadth of insurance coverage maintained by us will be adequate to fully cover potential claims. As of December 31, 2011, our level of products liability insurance coverage is $5,000,000 in the aggregate, and excludes damages for product recalls. No assurance can be given that we will be able to maintain or increase this level of products liability insurance coverage. A successful claim or series of claims brought against us in excess of our insurance coverage, and the effect of any product liability litigation upon the reputation and marketability of our products, together with the diversion of the attention of our key personnel, could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on key personnel and scientific consultants and the loss of these key personnel and consultants could have a material adverse effect on our business, including our research and development objectives.

Because of the specialized nature of our business, our success will depend, in large part, on our ability to attract and retain highly qualified personnel. Failure to attract, or the subsequent loss of, key scientists and other executive officers would be detrimental to us and would impede the achievement of our development objectives. The competition for experienced management personnel amongst the numerous biotechnology, pharmaceutical and healthcare companies, universities and nonprofit research institutions is intense, and there can be no assurance that we will be able to attract and retain qualified personnel necessary for the development of our business

We are subject to extensive government regulation in jurisdictions around the globe in which we expect to do business. Regulations imposed by the FDA and similar agencies in other countries can significantly increase our costs.

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

The commercial success of the products we may develop, when and if approved for marketing by the FDA and corresponding foreign agencies, will depend on their acceptance by the medical community and third-party payors as clinically useful, cost-effective and safe. Market acceptance, and thus sales of our product candidates, will depend on several factors, including clinical effectiveness, the degree to which our product offers an improvement versus current therapies, safety, price, ease of administration, and the rate of adoption of new cancer treatment and diagnostic options. Market acceptance will also depend on our ability to establish our products as a new standard of care in appropriate treatment guidelines, and that of our strategic partners to educate the medical community and third-party payors about their benefits. We cannot be certain that our product candidates will gain market acceptance. If our products do not achieve market acceptance, we may not generate sufficient revenues to achieve or maintain profitability.

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

Although we have initiated clinical studies for NEO-101 in patients with advanced pancreatic and colorectal cancer, we cannot be certain if or when we will initiate or complete additional testing, including required registration trials. The results of preclinical or earlier stage clinical trials do not necessarily predict safety or efficacy in humans. Furthermore, we cannot guarantee that our clinical trial designs are adequate to satisfy regulatory requirements for proof of safety and efficacy necessary for approval of our products.

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

We are presently developing a diagnostic test for patient selection for NEO-101 (NEO-102) clinical trials. If we cannot develop a test that we can successfully use to identify the appropriate patients expressing the NEO-101 antigen, the clinical development and regulatory approval of NEO-101 could be significantly delayed. We believe such a test will require its own regulatory approval and delays or failure to obtain such regulatory approval would delay or prevent us from commercializing our product.

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

The manufacturers of our product candidates are also subject to various licensing and regulatory requirements. Our manufacturers are subject to the licensing requirements of the FDA, and state and foreign regulatory authorities. Our manufacturers’ facilities are subject to inspection by the FDA, and state and foreign regulatory authorities. Failure to obtain or maintain these licenses or to meet the inspection criteria of these agencies would disrupt our manufacturing processes and adversely affect our ongoing clinical trials and our business and future prospects, results of operations, financial condition and cash flow. Any failure by our manufacturers to follow or document their adherence to cGMP regulations or satisfy other manufacturing and product release regulatory requirements may lead to significant delays in the availability of products for commercial use or clinical study, may result in the termination of or hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products. Failure to comply with applicable regulations could also result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions, criminal prosecutions and damage of product during storage or shipment, any of which could harm our business. Failure by any of our suppliers to comply with applicable regulations or inability or unwillingness to supply on the part of any of these suppliers may result in long delays and interruptions to our manufacturing capacity while we seek to secure and qualify another supplier who meets all applicable regulatory requirements.

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

We may finance our future operations or future acquisitions in whole or in part through the issuance of common stock or securities convertible into or exercisable for common stock. In addition, we may use our common stock or securities exercisable for common stock as a means of attracting or retaining employees, consultants and management for our business. If we use our common stock for these purposes, our existing stockholders will experience dilution in the voting power of their common stock and the price of our common stock and earnings per share could be negatively impacted. Further, as of December 31, 2011 we had outstanding stock options and we reserve the right to offer, from time to time in our discretion, equity participation in our company to key employees, consultants and directors in order to obtain or retain the services of such persons. Any such subsequent issue of shares of capital stock in our company may have the effect of further diluting the value of the stock owned by our shareholders.

Our controlling shareholders may exercise significant control over us.

Our former Chairman of the Board, Myron Arlen, together with our Chief Executive Officer Philip Arlen and certain other family members of Myron Arlen, controlled in the aggregate approximately 28.08% of our issued and outstanding common stock as of December 31, 2011.  They also held options and warrants to acquire 720,000 shares of our common stock as of that date. As a result, these stockholders will be able to exercise significant control over matters requiring stockholder approval, including, without limitation, the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company, and may adversely affect the price of our stock should a trading market develop.

Future sales by shareholders, or the perception that such sales may occur, may depress the price of our common stock.

The sale or availability for sale of substantial amounts of our shares in the public market, including shares issuable upon conversion of outstanding options and warrants, or the perception that such sales could occur, could adversely affect the market price of our common stock and also could impair our ability to raise capital through future offerings of our shares. As of December 31, 2011, we had approximately 22,924,000 outstanding shares of common stock and approximately 16,147,000 shares of common stock issuable upon exercise of outstanding stock options and warrants.

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

We maintain our offices and laboratories at 445 Northern Boulevard, Suite 24, Great Neck, NY 11021, pursuant to a lease that expires in May 2017.  Our monthly rent under this original lease for this facility is $16,386, with annual increases effective in May of each year, increasing to $19,169 per month for the final year of the lease term. During, May 2012 this lease was renegotiated with a partial give back of space and resulting in a decrease of monthly rent which is now $ 9,644 per month and increasing to $11,733 per month for the final three months of the lease term.

We lease 10,882 square feet in a building located in Rockville, Maryland that we use for management research and development activities. In February 2012, we were required to begin making monthly rent payments of $19,950 per month with scheduled 3% annual increases through May 2018. In June 2012, we signed an agreement with the landlord to terminate this lease, effective July 10, 2012. Please see Item 3 for details on the legal proceedings related to this location.

ITEM 3.	LEGAL PROCEEDINGS

In May 2012, the Company’s former General Counsel, Daniel J. Scher, filed a civil action against the Company in the Supreme Court of Kings County, New York (Index No. 9943/12) (the New York state trial court in Brooklyn) alleging claims arising from his prior employment with the Company, including breach of contract, conversion and wage payment violation, and seeking $600,000 in compensatory damages and $100,000 in liquidated damages. The Company denies any and all liability and wrongdoing, and intends to defend the action vigorously.

In April 2012, the Company received a complaint filed by ARE-Maryland No. 25, LLC (“ARE”), the landlord of the Company’s Maryland facility. The complaint is for past due rent for April and May 2012, and was filed in the Circuit Court for Montgomery County, Maryland (Civil Action No. V362046). ARE is seeking damages in the amount of approximately $227,000. On June 27, 2012, the Company executed an agreement to terminate the lease with ARE, effective July 10, 2012, in consideration for payment by the Company of a termination fee in the amount of $53,000, ARE agreed to dismiss the pending litigation, subject to the receipt of the termination fee and the Company surrendering the premises by July 10, 2012.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Holders

As of July 9, 2012 there were 22,924,419 shares of common stock outstanding and approximately 942 stockholders of record.

Dividends

We have not paid dividends on our common stock during the last two fiscal years and we do not anticipate the payments of dividends in the near future. Our board of directors exercise discretion over the payment of dividends and it is the current intention to retain all earnings, if any, for use in business operations.

Issuer Purchases of Equity Incentives

No equity securities were repurchased by us during 2011.

ITEM 6.	SELECTED FINANCIAL DATA

This Item has been omitted based on Neogenix’s status as a “smaller reporting company.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our audited financial statements and related notes for the fiscal years ended December 31, 2011 and 2010 included in this Form 10-K.

Certain factors affecting forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Neogenix in this document that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “intends,” “anticipates,” “estimates,” “believes” or “plans” or comparable terminology, are forward-looking statements based on current expectations about future events, which we have derived from information currently available to us. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:

•	raise additional capital to allow us to continue operations;

•	avoid rescission and other liabilities arising from the use of unlicensed broker-dealers in connection with the sale of shares of our common stock;

•	achieve a profitable level of operations or, if achieved, sustain profitability on an ongoing basis;

•	successfully complete our product development efforts, obtain required regulatory approvals in a timely manner, manufacture our product candidates at an acceptable cost and with acceptable quality or market any approved products;

•	obtain additional funding when needed or on terms reasonable or acceptable to us;

•	obtain FDA and other regulatory approvals for our product candidates on a timely basis;

•	continue our relationship with our collaborative partners and other third-parties, including Cytovance and Catalent Pharma Solutions LLC, on which we rely to adequately produce and test our cell lines;

•	compete with companies in the medical technology field with substantially greater capital and other resources or greater experience in the manufacturing, marketing and distribution of products than us;

•	develop commercially feasible products and services that remain competitive in light of the technological changes in our industry;

•	secure patents for our products and protect our trade secrets;

•	avoid costly patent litigation and product liability claims;

•	rely on contracted third parties and/or pharmaceutical partners for the manufacture of products in accordance with cGMP as prescribed by the FDA and other regulatory authorities and produce adequate supplies to meet future development and commercial requirements;

•	achieve market acceptance for our products with the medical community and third-party payors;

•	successfully execute our business strategies, including evaluating and, where appropriate, entering into potential acquisitions of companies, assets or complementary technologies or strategic alliances; and

•	successfully complete adequate and well-controlled clinical trials demonstrating, with substantial evidence, the efficacy and safety of our product candidates in the indications being studied.

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

Overview

 Neogenix Oncology, Inc. (“Neogenix” or the “Company”) is a clinical stage biotherapeutic company focused on developing novel therapeutic and companion diagnostic products for detection and treatment of cancer . The initial focus includes pancreatic and colorectal cancer but the pipeline shows specificity towards other cancers. The markets for diagnostic and therapeutic products for these cancers are substantial and growing.

Neogenix has not commenced its planned or principal operations and has not generated any revenues since its inception, and as such is considered a development stage enterprise. The products being developed will require substantial funding to further research and development, clinical testing, and regulatory approval prior to their commercialization.

We have generated no revenues since inception through December 31, 2011. We did have other income from interest on various financial instruments and a grant. We have funded our business principally with the net proceeds from sales of our common stock in private placement transactions.

We have never been profitable and, as of December 31, 2011, we have an accumulated deficit of approximately $115.5 million (including non-cash stock based compensation). We have incurred net losses of approximately $19.0 and $19.1 million in the years ended December 31, 2011 and 2010, respectively (including non-cash equity expense). We expect to incur significant and increasing operating losses for the next few years as we advance our products from discovery through preclinical studies to clinical trials and seek to fund our operations through public or private equity or debt financings or other sources, such as strategic partnerships and product licensing agreements. We will need additional financing to support our operating activities. Adequate additional funding may not be available to us on acceptable terms, or at all.  The Company will need to raise significant additional capital through the sale of the Company’s common stock in order to sustain the operations of the Company.  Subsequent to December 31, 2011, the Company has not raised any capital through the sale of its common stock. The Company is currently evaluating potential strategic alternatives, including bankruptcy.

Critical accounting policies and estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates.

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

Research and Development.  We enter into agreements with third parties for research and development activities that may be fixed fee or fee for service contracts. As of each balance sheet date, we review purchase commitments and accrue expenses based on factors such as estimates of work performed, costs incurred and other events. Accrued research costs are subject to revisions as projects progress to completion. Revisions are recorded in the period in which the facts that give rise to the revision become known. There is significant judgment involved in estimating the progress of research and development activities. Additionally, a significant portion of our research and development expense has been the result of the issuance of stock options to employees in exchange for services. As noted under “Stock Based Compensation” above, the valuation of stock options issued for services requires significant judgment and the amounts recorded could differ materially if different assumptions were used. Our estimated accrued expenses related to research and development activities are subject to change and may be revised based on more current information that may become known in future periods. Such amounts could differ materially if different assumptions were used.

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

The Company has assessed the potential for rescission liability in accordance with the provisions of Accounting Standards Codification (“ASC”) 450-20, Loss Contingencies. Under ASC 450-20, the Company is required to perform a probability assessment of the potential liability for rescission rights. Based on the information currently available to the Company, management has determined that it is reasonably possible that certain shareholders may have rescission rights related to common stock purchased for which finders’ fees were paid. Management believes the range of potential liability for rescission by investors as of July 10, 2012 is approximately $0 to $31 million. As of July 10, 2012, the Company had received communications from shareholders making requests or claims for rescission of investments in the Company's common stock of approximately $1.4 million. To the knowledge of the Company, no litigation against the Company has been initiated with respect to rescission of any shareholder’s investment. Because the Company has not concluded that the liability for rescission is probable, no accrual has been made in the financial statements as of December 31, 2011. Management does not currently know when it will be able to reasonably determine the length of time investors who may have rescission rights will continue to have those rights. In the future, a liability will be recorded if and when the Company concludes that (a) it is probable that certain shareholders have valid rescission rights and that those shareholders will exercise those rescission rights and (b) the amount of such liability can be reasonably estimated. If and when the Company determines that the conditions in the preceding sentences exist, the Company will accrue for such liability, and reduce stockholders’ equity for the amount related to the proceeds received from the original sale of the shares. Any liability in excess of the original proceeds received from the sale of the shares (e.g. interest or other fees or assessments) will be treated as an expense in the statement of operations in accordance with ASC 450-20.

The Company will make a probability assessment and estimate of the potential liability for rescission as of each reporting date in the future.

Results of Operations

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

Revenue:

To date, we have not generated any revenue from product sales or operations. We earn income from interest on funds invested in bank certificates of deposit. Interest income for the year ended December 31, 2011 was approximately $191,000, compared against approximately $267,000 for the year ended December 31, 2010. The decrease in interest income resulted from a lower average balance of cash and redemption of certificates of deposit to reduce credit line balances during 2011 compared to 2010.  Other income, net totaled approximately $463,000 and $241,000, respectively, for the years ended December 31, 2011 and 2010, and consisted primarily of U.S. government research grants totaling approximately $489,000 and $244,000, respectively.

In the future, we may generate revenue from a single source or a combination of product sales, license fees, milestone and other payments or royalties resulting from third party licensing or product distribution agreements under our intellectual property rights. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially and adversely affected. We will need to generate significant revenues to achieve profitability and we may never do so.

General and Administrative Expenses:

Management has made significant efforts to reduce cash outflows for general and administrative expenses in the areas of executive compensation, refocused business strategies and overall reduction in staff and associated costs. Cash-based General and Administrative expenses consist of salaries and related expenses for personnel in administration, finance, business development and human resources functions and legal expenses which represent a significant component Consulting fees include audit fees; accounting consulting fees and associated expenses. A significant component of general and administrative expense also relates to noncash stock-based compensation and common stock and warrants issued for investment banking services. The following table compares cash-based general and administrative expenses with noncash general and administrative expenses for 2011 and 2010.

23

	2011	2010

Cash-based general and administrative expenses	$5,180,000	$7,438,000
Stock-based compensation expense	6,258,000	4,721,000
Common stock and warrants issued for consulting services	873,000	-
Depreciation and amortization expense	132,000	124,000

	$12,443,000	$12,283,000

The reduction in cash-based G&A expenses of approximately $2.3 million consisted of reductions of approximately $1.1 million in employee compensation due to staff reductions and decreases in overall management compensation and an additional $1.2 million reduction in operational overheads which include careful cash conservation including, but not limited to, travel associated expenses, realignment of employee benefits, termination or reduction of non strategic consulting agreements. Despite the reduction in G&A we still incurred higher than budgeted legal expenses during the 4th quarter of 2011 due to the unforeseen SEC inquiry and actions required to develop our accounting model, work with the OCA and complete our financial statements. The Company also accelerated payments towards the credit line which was fully paid off in 2012.

The overall increase in G&A stock-based compensation expense of approximately $1.5 million was caused by approximately $1.6 million in stock-based compensation expense recognized during 2011 in accordance with U.S. GAAP due to the return of 1.8 million stock options by two executives and approximately $2.1 million in expense from the extension of the expiration date of certain options during 2011. This was offset by lower expense from the regular vesting of stock options during 2011 due to options becoming fully vested and no additional options being granted during 2011. Common stock and warrants issued for consulting services consisted of a warrant with a fair value of approximately $823,000 with an exercise price of $13.75 and common stock with a fair value of approximately $50,000 issued to a consultant for assistance raising capital.

Research and Development Expenses:

Research and development expense consists of costs incurred in connection with the development and validation of our monoclonal antibodies. These expenses include:

•	employee-related expenses, which include salaries and benefits;

•	expenses incurred under agreements with contract research organizations, consultants and investigative sites that conduct our clinical trials and a substantial portion of our preclinical studies;

•	the cost of acquiring and manufacturing clinical trial materials;

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets;

•	license fees for any milestone payments related to licensed products and technology;

•	stock-based compensation expense to employees and non-employees involved in any research and development related activities; and

•	costs associated with regulatory approvals.

For the year ended December 31, 2011, research and development cash based expenses reduced by approximately $753,000. The total expense was approximately $7.26 million, compared to approximately $7.3 million for the year ended December 31, 2010. A significant component of research and development expense relates to noncash stock-based compensation which increased by approximately $700,000. The following table compares cash-based research and development expenses with noncash research and development expenses for 2011 and 2010.

	2011	2010

Cash-based research and development expenses	$4,587,000	$5,322,000
Stock-based compensation expense	2,515,000	1,802,000
Depreciation and amortization expense	159,000	152,000

	$7,261,000	$7,276,000

During 2011, we focused our goals to advance research programs towards commercial objectives. Resources within R&D were allocated as follows:

•	Completion of Phase I clinical trials for our first product candidate, NEO-101;

•	Independent assay validations with CLIA standards;
•	Manufacture of NEO- 102 drug product for Phase 2 clinical trials;
•	Expanded NEO-101, 201 and 301 studies in animal models; and
•	Advancement of NEO- 201 for future human trials

This focus and realignment of resources resulted in decrease of personnel costs and associated overheads . In addition,we improved efficiency by renegotiating key contracts with suppliers and entering into partnerships for validation of our antibodies. This refocus resulted in reduction of overall cash-based research and development expenses of approximately $735,000. The lower employee and associated supply costs of approximately $1.3 million were redirected to finance the manufacture of NEO-102 which was approximately $1.5 million during 2011 and to support the increased clinical trial costs totaling approximately $664,000 relating to work for completion of Phase I clinical trials.

The increase in R&D stock-based compensation expense of approximately $713,000 was due to approximately $1.1 million in stock-based compensation expense recognized as a result of the extension of the expiration dates of certain stock options during 2011; this was offset by lower expense from the regular vesting of stock options during 2011 caused by options becoming fully vested and no additional options being granted during 2011. These extensions occurred during January 2011.

Material cash flows resulting from product revenue or royalty payments from this project are not anticipated to occur until the completion of FDA approved clinical trials and approval by regulatory authorities. We do however anticipate that favorable outcome of clinical trials data could serve as a basis for structuring potential co-development or collaboration agreements with biotechnology or pharmaceutical firms which may provide incremental funding for the Company.

There can be no assurance that we will be able to complete development, clinical trials and FDA approval within our anticipated schedule. Unforeseen challenges could create delays. Such delays could result in additional costs beyond what we have budgeted and could cause difficulty raising additional capital. Without adequate capital from investors, we will not be able to complete development and clinical trials of NEO-101. We also do not know if the FDA will require additional testing for our NEO-102 in order to substitute this as our second generation manufactured product for replacement of NEO101.

 Net loss and net loss per share:

For the year ended December 31, 2011, our net loss per share on a weighted average basic and fully diluted basis was $.84 per share. These figures compare to a net loss per share on a weighted average basic and fully diluted basis of $.86 per share for the year ended December 31, 2010.

2011 Quarterly Results

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011

Revenue	$-	$-	$-	$-
Research and development	2,475,000	2,195,000	1,219,000	1,371,000
General and administrative	4,381,000	3,973,000	2,067,000	2,023,000
Loss from operations	(6,856,000)	(6,168,000)	(3,286,000)	(3,394,000)
Other income (expense)	555,000	66,000	52,000	(19,000)
Net loss	$(6,301,000)	$(6,102,000)	$(3,234,000)	$(3,413,000)

Stock-based compensation expense included in net loss	$4,284,000	$2,562,000	$980,000	$947,000
Warrants and common stock issued to consultants included in net loss	-	146,000	436,000	291,000
Total non-cash expense included in net loss	$4,284,000	$2,708,000	$1,416,000	$1,238,000

The quarterly results of 2011 reflect continued progress by management to contain costs through focused execution of key objectives. These cost savings are realized through progressive reductions in salaries and compensation, travel costs, and refocused R&D activities. There has been an accelerated investment towards clinical trials, manufacture of second generation NEO-101 (NEO 102) and funding of external validation of our biomarker programs. Fourth quarter general and administrative expenses included unusually high legal and consulting costs due to response to an informal inquiry by the SEC and the resulting need to redefine an accounting model for financial reporting. Fourth quarter research and development expense included certain higher expenditures related to payments to clinical sites to complete Phase I clinical trials and approximately $1.5million to continue cGMP manufacture and testing of the second generation drug product for Phase IIa clinical trials. These elevated levels of R&D costs continued through the first quarter of 2012 and manufacturing is expected to conclude by the second quarter 2012. We may have to incur additional costs for assay validation and testing of NEO-102 for regulatory approval for use in human trials

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses since inception totaling approximately $115.5 million as of December 31, 2011 and had negative cash flows from operating activities totaling approximately $8.4 million for the year ended December 31, 2011. The Company also had a contingency from a potential stock rescission that may result in liabilities estimated between $0 and $31 million as of December 31, 2011. The Company expects continued net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is working to raise additional capital through the sale of debt or equity securities to fund the continued operations of the Company. The Company is also evaluating potential strategic alternatives including bankruptcy and a sale of assets.

There can be no assurance that the Company will be successful in its efforts to raise cash through the sale of debt or equity securities. If the Company is not able to obtain sufficient financing, it will not be able to continue the development of its products.

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

We have incurred operating losses since our inception and historically have financed our operations principally with the net proceeds from sales of our common stock in private placement transactions. During 2011, we sold 228,101 shares of our common stock at $12.50 per share to accredited investors. During 2010, we sold 820,298 shares of our common stock at $12.50 per share to accredited investors. During 2011 and 2010, these private placements resulted in aggregate net proceeds of approximately $2.7 million and $9.6 million, respectively, after deducting finders’ fees and transaction expenses.  Since our inception, we have raised approximately $51.6 million, net of finder’s fees and transactions costs from the sale of our common stock.

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

As of December 31, 2011, the Company had a $2,000,000 line of credit with a commercial bank, which was secured against a certificate of deposit in the same amount and bore interest at 6.5%. As of December 31, 2011, the Company had a balance of $750,000 outstanding on the line of credit. On March 12, 2012, the line of credit was paid off and closed.

As of December 31, 2011, we had cash and cash equivalents and certificates of deposit of approximately $5.3 million, of which approximately $3 million are cash and cash equivalents and approximately $2.3 million are certificates of deposit with a commercial bank, which we can access immediately, if necessary, at minimal cost to us. We anticipate that we will need to raise additional capital through the sale of debt or equity securities to fund our operations through December 31, 2012. There can be no assurance that we will be successful in our efforts to raise capital. If we are not able to obtain financing through the sale of our debt or equity securities, we will not be able to continue the development of our products.

The amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control. These factors include, but are not limited to:

•	potential rescission and other liabilities arising from the use of unlicensed broker-dealers in connection with the sale of shares of our common stock;

•	the results of our Phase I clinical trial of our lead therapeutic product candidate and our clinical study of a diagnostic product;

•	our ability to successfully develop, obtain regulatory approval for, introduce, market and sell new products;

•	economic conditions in the U.S. capital and other markets in which we will seek to secure additional investment;

•	the level of our general and administrative expenses and research and development expenses;

•	the extent to which we enter into, maintain and derive revenue from licensing agreements;

•	the level of our expenses associated with the audit of our financial statements or with compliance with other corporate governance and regulatory developments or initiatives; and

•	regulatory changes and technological developments in our markets.

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

Operating Activities

At December 31, 2011, we had working capital of approximately $2.0 million, as compared to approximately $2.8 million at December 31, 2010.

Net cash used in operating activities for the year ended 2011 was approximately $8.4 million, compared to approximately $13.6 million in 2010. As a development stage company, we continue to incur significant net losses as research and development activities progress. Our cash used in operating activities for the year ended 2011 consisted mainly of our net loss of approximately $19.0 million, offset by non-cash stock-based compensation costs of approximately $8.8 million, a decrease in prepaid expenses of approximately $569,000 and a derivative liability totaling approximately $753,000. The decrease in prepaid expenses is due primarily to timing of payments. The derivative liability is due to a warrant issued to a consultant for services.

Until we obtain regulatory approval for our cancer diagnostic products, we expect to continue to incur growing negative cash flows from operating activities.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2011 was approximately $5.5 million, compared to net cash used in investing activities of approximately $493,000 for the same period in 2010, mainly a result of the sale of restricted certificates of deposit that were required as collateral for our lines of credit and sales of certificates of deposit based on levels of cash and cash equivalents at the time.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2011 was approximately $2.6 million, compared to approximately $10.6 million for 2010, which represents cash collected on the sale of common stock. The decrease was primarily a result of lower proceeds from the sale of common stock.

Off-Balance Sheet Arrangements

The following summarizes our contractual obligations as of December 31, 2011:

Contractual obligations	Payments due by period (1)

	Total	Less than 1 year	1-3 years	3-5 years	More than 6 years
Operating Lease Obligations (2)	$2,763,000	$378,000	$921,000	$986,000	$478,000

(1) Payments are included in the period in which they are contractually required to be made. Actual payments may be made prior to the contractually required date.

(2) Represents our commitments associated with operating leases and includes contracts that expire in various years through 2015. Payments due reflect cash to be paid for rent.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item has been omitted based on Neogenix’s status as a “smaller reporting company.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements and Schedules listed in the accompanying “Index to Financial Statements and Schedules.”

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not and have not been any disagreements between our company and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Operating Officer (“COO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in Securities Exchange Act (“Exchange Act”) Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and COO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and COO concluded that as of December 31, 2011, our disclosure controls and procedures were not effective. As disclosed in Note K [8] to the financial statements, we have a contingency relating to a potential rescission for common stock sold in previous periods. We were also unable to assess and calculate the potential liability in a timely manner in order to be able to file our December 31, 2011 Form 10-K within the time period specified in the SEC’s rules and forms.  There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2011 that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, with the participation of the Chief Executive Officer and Chief Operating Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Accounting Officer, concluded that we did not maintain effective internal control over financial reporting, as of December 31, 2011 based on the following material weaknesses identified in our internal control over financial reporting as of December 31, 2011:

•	We did not maintain effective controls over the evaluation of contingencies. Specifically, as of December 31, 2011, the Company was unable to evaluate the probability and potential liability of a potential rescission obligation relating to previous sales of the Company’s common stock. Subsequent to year-end, management engaged accounting consultants to assist management with the evaluation of this contingency. The Company also made informal inquiries with the Office of the Chief Accountant regarding the evaluation and accounting for this contingency. Management believes that the contingency relating to the potential stock rescission obligation is accounted for correctly in the accompanying financial statements.

•	We did not maintain effective controls relating to corporate credit cards. Specifically, controls requiring support for purchases and approval of all credit card expenditures were not consistently followed. Subsequent to year-end, management cancelled all corporate credit cards except for two. All credit card charges will require receipts to support the purchase and approval by another executive member of management. Credit card statements will be reconciled to receipts by accounting personnel on a monthly basis.

•	We did not maintain effective procedures and controls surrounding electronic backup systems of critical financial data. Specifically, critical financial data was not stored in a secure off-site location and tests of restorations of backups were not performed. Subsequent to year-end, the Company engaged a third-party expert to evaluate their backup procedures and is implementing an offsite backup program and a periodic test of restoration of backups of critical financial data.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

This disclosure is not required by companies in their first year of reporting management’s assessment of internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

A listing of our executive officers and their biographies are included under the caption “Executive Officers” under Item 1 of this Form 10-K. Information about our directors is summarized below.

The following is a summary of our board of directors as of December 31, 2011.

Name	Age
James Feldman	62
Myron Arlen, M.D.	80
Lynn Krominga	62
Timothy P. Shriver, PhD	52
Barry Gause, M.D.	61
J. Douglas Holladay	65
Philip Arlen, M.D.	48
Dennis Green	49
Stan Archibald	66

Class I directors – Terms expiring in 2014

Myron Arlen, MD is the principal founder of Neogenix and served as Chairman of our Board of Directors and Director of Medical Affairs. Dr. Arlen resigned as Chairman of our Board of Directors and Director of Medical Affairs in January 2012. He recently also served as our Chief Executive Officer from 2003 until March 2010. Dr. Arlen was trained as a cancer surgeon at Memorial Sloan-Kettering where he remained on staff for 20 years involved in the surgery of advanced cancer problems and the immunotherapeutic approaches to managing the patients. Dr. Arlen established the Surgical Oncology Division at North Shore University Hospital, and formed a practice group (North Shore Surgical Oncology Associates). He has written two major textbooks and published over 80 journal articles related to cancer treatment. In the 1990s, Dr. Arlen helped to found another biotechnology company, International Bio-Immune Systems, Inc. of which he was part of management until 2003. Dr. Arlen is the father of Dr. Philip Arlen, our Chief Executive Officer and a director. He has been a Neogenix director since 2003.

Qualifications: As principal founder, Chairman and Director of Medical Affairs of the Company, Dr. Arlen has substantial executive experience in the biotechnology industry. Combined with his decades as an oncologist and cancer surgeon, this experience enables Dr. Arlen to provide the Company with a special perspective on the medical aspects of the Company and effective leadership in the conduct of its business, its interface with the scientific and medical community and its research and development. He brings a deep understanding of the medical and scientific issues related to the product candidates and diseases addressed by the Company. Dr. Arlen has extensive personal relationships with leading oncologists and scientists and was formerly the Chief Executive Officer of another biotechnology company, International Bio-Immune Systems, Inc.

Lynn Krominga is an attorney and business executive. Since 1999, Ms. Krominga has been a consultant to private equity and venture capital firms and to start-up and early stage technology companies and served as chief executive officer of Fashion Wire Daily, Inc. in 2002. From 1981 to 1999, Ms. Krominga held various senior executive and legal positions at Revlon, including President, Licensing Division, and General Counsel. Prior to that, Ms. Krominga was an attorney at American Express Company and at Cleary, Gottlieb, Steen & Hamilton. Ms. Krominga currently serves on the board of directors of Sunrise Senior Living, Inc., which files reports pursuant to the Exchange Act. From March through November 2008, Ms. Krominga served as Chairman of the Board of Sunrise Senior Living, and was appointed Lead Director thereafter (when the former CEO assumed the position of chair), and both such roles include voting membership on all board committees. Since October 2006, Ms. Krominga has served on the board of directors of Avis Budget Group, Inc. which files reports pursuant to the Exchange Act, and is a member of our Audit Committee and Governance and Nominating committee. She has been a Neogenix director since 2010.

Qualifications: Ms. Krominga’s extensive corporate management and director experience in public and private companies, broad legal experience, including extensive knowledge of corporate governance and regulatory issues, and international business experience enable Ms. Krominga to provide effective leadership and guidance to the Company as it grows and becomes a public reporting company.

Timothy P. Shriver, PhD serves as Chairman and CEO of Special Olympics, where he has held executive positions since 1996. He received his BA from Yale University, his master’s degree from The Catholic University of America, and his Ph.D. in education from the University of Connecticut. He was instrumental in establishing the Social Development Project at the public schools in New Haven, Connecticut and also established the Collaborative for Academic, Social and Emotional Learning at the University of Illinois at Chicago. Mr. Shriver is a director of WPP Group, a leading marketing and communications services company. Mr. Shriver is Chairman of our Communications Committee and also serves on our Governance and Nominating Committee. He has been a Neogenix director since 2007.

Qualifications: As Chairman and CEO of the Special Olympics, Mr. Shriver has substantial operational experience in a world renowned international organization. He has also served as a director of an international marketing and communications company. This experience enables Mr. Shriver to bring insights and leadership into the growth of the Company, its operations, its interface with the public and its international aspects.

Class II directors – Terms expiring in 2012

James Feldman serves as the Chairman of the Board of Directors of Neogenix and has served as an Instructor in Law at the University of Pennsylvania Law School since January 2009 and is an attorney in Washington, DC specializing in Supreme Court litigation. Mr. Feldman was an Assistant to the Solicitor General of the United States from 1989 to 2006, with responsibility for representing the government, where he argued 46 cases in the U.S. Supreme Court. He served as a Law Clerk for United States Court of Appeals Judge Skelly Wright and Supreme Court Justice William Brennan, and part of the Iran-Contra Independent Counsel team. He serves on the Boards of the Shakespeare Theatre Company and the Washington National Opera. He received a BA from the University of Pennsylvania, an MA in philosophy from Columbia University and graduated from Harvard Law School magna cum laude, where he was President of the Harvard Law Review. Mr. Feldman serves as Chairman of our Audit Committee and also serves on our Compensation Committee. He has been a Neogenix director since 2009.

Qualifications: Mr. Feldman has served as a distinguished lawyer at high levels in the U.S. government and in academia. He has experience with boards of directors in the nonprofit sector and brings a legal background knowledge and experience to the Board. Mr. Feldman has been a stockholder of the Company for many years prior to his becoming a director. He also was a principal owner, President, and CEO of Van Allen Inc., a leading wholesaler/manufacturer in the fashion jewelry and accessories industry from 1971-1991.

Barry Gause, M.D. has served since September 2008 as the Chief Medical Officer and since November 2006 as the Director of the Clinical Research Directorate at SAIC-Frederick, Inc. Prior to assuming his position at SAIC-Frederick, Dr. Gause served for over twenty years at the National Cancer Institute. Dr. Gause received his Doctor of Medicine degree from Michigan State University’s College of Human Medicine in 1976. He trained in Internal Medicine and Pediatrics at Emory University in Atlanta Georgia followed by a four year fellowship in Medical Oncology at the National Cancer Institute. After completing his postdoctoral training, Dr. Gause was a faculty member at the Howard University Cancer Center where he attained the position of Chief of Medical Oncology. Dr. Gause serves on our Audit Committee and our Compensation Committee. He has been a Neogenix director since 2009.

Qualifications: Dr. Gause has over thirty years of experience in oncology, clinical trials, and clinical research in the public and private sectors. He has served in executive and management positions in prominent institutions relating to cancer and its treatment. Dr. Gause brings this independent scientific and medical perspective, insights and experience to the Board.

J. Douglas Holladay has served as a general partner in Park Avenue Equity Partners, LP since 2000. He also currently serves and Chief Executive Officer and Chairman of PathNorth, Inc. (since 2006) and The Buxton Initiative, Inc. (since 2003), both non-profit corporations. In addition, Mr. Holladay previously served on the board of directors of Sunrise Senior Living, Inc. and served on the board of CNL Hotels & Resorts, Inc. from 2003 to 2008. Mr. Holladay served as founding President of One to One Mentoring Partnership, an initiative of the New York financial community to address urban youth challenges. Mr. Holladay has held senior positions in both the State Department and the White House, and was appointed to the rank of Special Ambassador, charged to coordinate major aspects of the U.S. public response to the challenges posed by South Africa prior to the release of Nelson Mandela. He holds an AB from the University of North Carolina, an MA from Princeton Theological Seminary and a M.Litt. from Oxford University, and has been an adjunct professor at the University of Virginia. Mr. Holladay is Chairman of our Governance and Nominating Committee. He has been a Neogenix director since 2009.

Qualifications: Mr. Holladay’s qualifications include management and finance experience and public service at high levels within the U.S. government. This broad business exposure and experience enables Mr. Holladay to provide effective leadership and guidance to the Company as it grows and becomes a public reporting company.

Class III directors – Terms expiring in 2013

Philip Arlen, MD serves in the positions of Chief Executive Officer, President, Chief Medical Officer and is a Director. Before becoming our Chief Executive Officer in March 2010, Dr. Arlen served as our President and Chief Medical Officer since July 2008. Prior to 2008, Dr. Arlen spent the past 11 years at the National Cancer Institute, USA, most recently as the Director of the Clinical Research Group for the Laboratory of Tumor Immunology and Oncology. At the NCI, Dr. Arlen focused on the development of a programmatic approach to vaccine clinical trials conducted at the NCI as well as at numerous other Cancer Centers throughout the US. During his tenure at the NCI, Dr. Arlen was the Principal Investigator and/or Associate Investigator on numerous clinical trials involving the use of cancer vaccines and other immunostimulatory molecules. Dr. Arlen remains on the clinical staff at both the NCI Clinical Center as well as the Walter Reed National Military Medical Center. He has authored or co-authored over 100 peer reviewed manuscripts in internationally known scientific and medical journals. Dr. Arlen received an NIH Award of Merit for major contributions to the field of cancer immunotherapy in 2003. He is a board certified medical oncologist and received his BA from Emory University and his MD from Medical College of Georgia, School of Medicine. Dr. Arlen is the son of Dr. Myron Arlen, our Chairman and Director of Medical Affairs. He has been a Neogenix director since 2008.

Qualifications: Dr. Arlen serves as our Chief Executive Officer. His experience as an oncologist and director of clinical research at the National Cancer Institute, combined with his executive experience at the Company, first as President and Chief Medical Officer and now as Chief Executive Officer, provides expertise in the biotechnology industry, oncology and clinical trials, all of which are central to the Company’s mission and current projects. Dr. Arlen has extensive relationships among leading clinicians, scientists, academic institutions and industry.

Dennis Greene is currently President of Business Operations for the Washington Redskins. Mr. Greene joined the Redskins in 2001 as a Senior Vice President. Prior to joining the Redskins organization, Mr. Greene headed business units and sales and marketing for several fortune 500 companies and top worldwide consulting and advertising agencies, including Carter Wallace, Schering Plough, Astra Zeneca, Ventiv Health, Snyder Communications, and Havas. Mr. Greene serves as a board member of dick clark productions (DCP). He received a BS from Southern Illinois University in 1984, and completed various executive management and graduate courses. He was a Neogenix director from 2009 until this year. Mr. Greene resigned from the board of directors of the Company on July 2, 2012.

Qualifications: As President of Business Operations for the Washington Redskins, and in his former executive positions at several Fortune 500, consulting and advertising companies, Mr. Greene has broad and deep business experience in the operations of multi-national companies in a variety of industries, including pharmaceuticals. Mr. Greene’s experience afforded him leadership and guidance regarding a host of business issues faced by the Company as it moves towards commercial development of products.

Stan Archibald is the managing director and a principal at Hydrocarbon Exchange Corporation, a natural gas merchant wholesaler and a manager and principal of Texas Enery Midstream, LLC, which developed and owns Mansfield Pipeline in Tarrant County, Texas. Mr. Archibald resigned as a member of the board of directors in February 2012.

Qualifications: Mr. Archibald has significant experience financing and growing businesses. Mr. Archibald’s background and experience allow him to provide guidance to the Company on a variety of issues of great importance to the Company.

CORPORATE GOVERNANCE

Role of the Board of Directors

Our Board of Directors plays an active role in overseeing management and representing the interests of shareholders. Directors are expected to attend Board meetings and the meetings of committees on which they serve. Directors are also frequently in communication with management between formal meetings. During the fiscal year ended December 31, 2011, the Board met a total of 11 times. All directors attended at least 75% of the total Board and committee meetings to which they were assigned in the fiscal year ended December 31, 2011.  It is the Company’s policy that all directors attend our annual meeting of stockholders.

Board Leadership Structure

Pursuant to our Charter of our Board of Directors, the Company does not have a policy on whether the offices of Chairman of the Board and Chief Executive Officer (“CEO”) should be separate. Currently, the roles of our Chairman and CEO are split, which the Board believes best serves the interest of the Company and its shareholders at this time. In addition, Board oversight is enhanced by the fact that all of the Board’s key committees – Audit, Compensation, and Governance and Nominating – are comprised entirely of independent directors.

The Board’s Role in Risk Oversight

The Board executes its oversight responsibility for risk management directly and through its Committees, as follows:

•	The Audit Committee has primary responsibility for discussing polices with management and our independent auditor, as appropriate, with respect to risk oversight, including the Corporation’s major business and financial risk exposures, and providing the Board with advice and recommendations regarding the ongoing development of risk oversight and management policies that set out the roles and respective accountabilities of the Board, the Committee, management and the internal audit function. The policies cover the areas of risk oversight, compliance and control, and assessment of effectiveness. The Audit Committee’s meeting agenda include discussions of individual risk areas throughout the year.
•	The Board’s other committees, which are the Governance and Nominating Committee and the Compensation Committee, oversee risks associated with their respective areas of responsibility. For example, the Governance and Nominating Committee considers risks associated with related persons transactions and corporate succession plans, and the Compensation Committee reviews risks associated with our compensation policies and practices relating to our executive officers.
•	The Board also considers risks relating to our strategic plan, in part by receiving regular reports from the heads of our principal business and corporate functions that include discussions of the risks and exposures involved in their respective areas of responsibility. These reports are provided in connection with regular Board meetings and are discussed, as necessary, at Board meetings.

Standard of Conduct and Ethics

We are committed to ethical behavior in all that we do. Our Code of Business Conduct and Ethics applies to all of our directors, officers and employees. It sets forth our policies and expectations on a number of topics, including our commitment to promoting a fair workplace, avoiding conflicts of interest, compliance with laws (including insider trading laws), appropriate relations with government officials and employees, and compliance with accounting principles.

Our Code of Business Conduct and Ethics is posted on our website at http://neogenix.com/corporate.html. Printed copies of the Code of Business Conduct and Ethics may be obtained by shareholders, without charge, by contacting Corporate Secretary, Neogenix Oncology, Inc., 445 Northern Boulevard, Suite 24, Great Neck, NY 11021. We intend to make any required disclosures regarding any amendments of our Standard of Conduct and Ethics or waivers granted to any of our directors or executive officers on our website at www.neogenix.com.

Identifying and Evaluating Nominees for Directors

The Governance and Nominating Committee recommended to the Board the slate of directors to serve as management’s nominees for election by the shareholders at the annual meeting. Incumbent directors standing for reelection are evaluated by the Governance and Nominating Committee in accordance with the committee’s charter, which includes reviewing the incumbent’s capability, availability to serve, independence and other relevant factors. The process for identifying and evaluating candidates to be nominated to the Board starts with an evaluation of a candidate by the Chairman of the Committee, followed by the Committee in its entirety. Director candidates may also be identified by shareholders. In evaluating such nominations, the Governance and Nominating Committee seeks to achieve a balance of knowledge, experience, and capability on the Board of Directors. Furthermore, any member of the Board of Directors shall meet the following criteria:

•	unquestioned personal integrity and ethical values;
•	committed to promoting the long-term value of the Company;
•	have a history of demonstrating achievement in one of more fields of business, government, community, scientific, or educational, and possess objective business judgment and expertise;
•	an understanding of issues affecting publicly traded companies; and
•	have sufficient time to devote to Board activities.

Additionally, the Governance and Nominating Committee reviews the Board’s size, structure, composition and functioning, to ensure an appropriate blend and balance of diverse skills and experience. Diversity may encompass a candidate’s gender, race, national origin, educational and professional experiences, expertise and specialized or unique technical backgrounds and/or other tangible or intangible aspects of the candidate’s qualifications in relation to the qualifications of the then current board members and other potential candidates. The Governance and Nominating Committee does not have a formal policy specifying how diversity should be applied in identifying or evaluating director candidates, and diversity is but one of many factors the Governance and Nominating Committee may consider.

Director Independence

Our Board has reviewed the relationships concerning independence of each director on the basis of the definition of “independent” contained in the Nasdaq Marketplace Rules.

In accordance with that review, our Board has made a subjective determination as to each independent director that no relationships exist that, in our Board’s opinion, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board reviewed and discussed information provided by the directors and by management with regard to each director’s business and personal activities as they may relate to our business and our management.

Our Board of Directors currently consists of seven directors. Six of our directors, Ms. Krominga and Messrs. Feldman, Gause, Holladay, Archibald, and Shriver are considered independent under the definition of independence used by the Nasdaq Capital Market in accordance with Nasdaq Marketplace Rule 4350. The Board has also determined that the members of each Committee of the Board are independent under the listing standards of the Nasdaq Marketplace Rules.  In determining the independence of the directors, the Board considered the relationships described under “Related Person Transactions,” which it determined were immaterial to the individual’s independence.

COMMITTEES OF THE BOARD OF DIRECTORS

Committees

Our Board of Directors has three standing Committees: Audit, Compensation, and Governance and Nominating Committee. The charter for each of our committees can be found at www.neogenix.com/corporate.html.

The following table provides a summary of the membership of each of the Committees of the Board of Directors as of December 31, 2011.

Name	Audit	Compensation	Governance and Nominating Committee
Mr. Feldman	Chair	X
Mr. Gause	X	X
Mr. Greene		Chair
Mr. Holladay			Chair
Ms. Krominga	X		X
Mr. Archibald
Mr. Shriver			X

The Audit Committee

The Audit Committee of the Board of Directors assists the Board in its oversight of the Company’s corporate accounting and financial reporting process; the Company’s process to manage business and financial risk; the Company’s compliance with legal and regulatory requirements; the independent auditor’s qualifications and independence; and the performance of the Company’s internal audit function and independent auditor. The Audit Committee is governed by a Board-approved charter stating its responsibilities. The Committee’s responsibilities include:

•	overseeing management's conduct of the Company's financial reporting process and systems of internal accounting and financial controls;
•	overseeing the independence and performance of the Company's independent auditors and audits of the financial statements of the Company;
•	providing an avenue of communication among the outside auditors, management and the Board;
•	maintaining compliance with the Audit Committee requirements of Rule 10A-3 under the Securities Exchange Act of 1934;
•	overseeing compliance with legal and regulatory requirements; and
•	overseeing and reviewing related party transactions.

For additional information regarding the Audit Committee’s duties and responsibilities, please refer to the Audit Committee’s charter, which is available on the Company’s web site.

Each of the members of the Audit Committee is independent within the meaning of the listing standards of Nasdaq Marketplace Rules and applicable SEC regulations. The Audit Committee met 2 times during the fiscal year ended December 31, 2011.

As required under the Sarbanes-Oxley Act of 2002, the Audit Committee has in place procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

The Compensation Committee

The Compensation Committee of the Board of Directors oversees and advises the Board on the adoption of policies that govern the Company’s compensation and benefit programs. Each of the members of the Compensation Committee is an independent director within the meaning of the Nasdaq Marketplace Rules, a “non-employee director” within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. During the fiscal year ended December 31, 2011, the Compensation Committee met one time.

The Compensation Committee reviews the effectiveness of the Company’s executive compensation programs, including reviewing and approving goals and objectives for the Company’s executives. The Compensation Committee is responsible for evaluating and setting the compensation for our Chief Executive Officer, Philip Arlen. Dr. Arlen is responsible for evaluating and recommending to the Compensation Committee the amount of compensation of our other executive officers. The Compensation Committee reviews such recommendations from Dr. Arlen and has the authority to approve or revise such recommendations. The Compensation Committee has not retained the services of a compensation consultant in setting the form or amount of compensation the Company pays to its executives. The functions of the Committee are further described in its charter, which can be found on our website.

The Governance and Nominating Committee

The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance. The Governance and Nominating Committee is governed by a Board-approved charter detailing its responsibilities. The Committee assists the Board by selecting and recommending Board nominees and making recommendations concerning the composition of Board committees. The Governance and Nominating Committee met one time during the fiscal year ended December 31, 2011. Each of the members of the Committee is an independent director within the meaning of the Nasdaq Marketplace Rules. The functions of the Committee are further described in its charter, which can be found on our website.

All disclosure items relating to executive officers and significant employees are listed under item 11 herein.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The table below sets forth the compensation earned by the top three compensated employees, including the CEO for the fiscal years ended December 31, 2011 and 2010. These individuals are collectively referred to as our named executive officers.

2011 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	All Other Compensation (2)	Total
(a)	(b)	(c)	(d)	(f)	(i)	(j)
Dr. Philip Arlen	2011	$438,849	$0	$0	$30,649	$469,498
Chief Executive Officer, President and Chief Medical Officer (3)	2010	$436,154	$215,000	$0	$36,424	$687,578

Dr. Myron Arlen*	2011	$335,350	$0	$0	$28,020	$363,370
Director of Medical Affairs (4)	2010	$436,154	$215,000	$0	$34,393	$685,547

Dr. Andy Bristol* (5)	2011	$250,000	$0	$0	$10,582	$260,582
Senior VP of R&D	2010	$214,192	$50,000	$856,000	$10,364	$1,130,556

Dr. Albine Martin	2011	$221,502	$0	$0	$11,667	$233,169
Chief Operating Officer	2010	-NA

Robert Washington (6)	2011	$218,269	$0	$0	$25,945	$244,214
Vice President Business Development	2010	$199,999	$60,000	$856,000	$28,038	$1,144,037

*No longer employed effective January 2012

(1)	The amounts in column (f) represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Andy Bristol and Robert Washington were each granted 100,000 options during 2010.

(2)	The amounts in column (i) reflect the following items: automobile expenses, life and disability insurance premiums and the Company’s matching contribution under its 401(k) Plan.

(3)	Dr. Philip Arlen was appointed our Chief Executive Officer in March 2010. Prior to that time, he served as our President and Chief Medical Officer.

(4)	Dr. Myron Arlen resigned as our Director of Medical Affairs and Chairmen of the Board in January 2012.

(5)	Andy Bristol ceased employment with the Company in January 2012.

Overview of Executive Compensation

The Company’s objective is to provide each of our executive officers with a competitive total compensation package that includes base salary, the potential for a performance-based annual cash bonus, and time-based equity incentives.

Base Salary

Generally, base salaries for our named executive officers are set forth in each executive’s employment agreement and are established through negotiation with the Compensation Committee. Factors we considered in the negotiation are prior experience, qualifications, prior salary and our need for the particular qualifications of such executive. Potential increases in base salary are based on the executive’s responsibilities, performance, their overall compensation package and the compensation of comparable companies in the biotechnology industry. Our executives’ base salaries are reviewed and approved by our Compensation Committee. No executive officer sits on the compensation committee.

Bonus Awards

The Compensation Committee approves annual performance based compensation. The purpose of the annual bonus based compensation is to motivate our executive officers. Pursuant to employment agreements with each of our named executive officers target bonuses, the Compensation Committee may, in its discretion, award annual bonuses of up of 50% of a named executive officer’s base salary, which in 2010 were paid on a quarterly basis. The bonus recommendations are derived from individual and Company performance and are not based on a specific formula.

Stock Option Awards

Our Amended and Restated 2005 Stock Option Plan, which was approved by our stockholders, provides a long-term, equity-based incentive designed to encourage ownership of our shares by employees and directors of the Company to assist in the retention of such key personnel and to provide additional incentive for them to promote the success of the Company.

The Amended and Restated 2005 Stock Option Plan is administered by the Compensation Committee and our Board of Directors. The Compensation Committee recommends the terms and conditions of annual stock option awards for each named executive officer and these awards must be approved by the Board. On March 22, 2010, the number of options available under this plan was increased to 20,000,000.

Our Compensation Committee does not apply a rigid formula in allocating stock options to executives as a group or to any particular executive. Instead, our Compensation Committee exercises its judgment and discretion and considers, among other things, the role and responsibility of the executive, their performance achievements during the fiscal year, and competitive factors.

Outstanding Equity Awards at Fiscal Year-End 2011

	Option Awards
Name of Executive	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Dr. Myron Arlen [3]	4-21-2007	200,000	(1)			$5.00	4-21-2012

Dr. Philip Arlen [3]	5-30-2008	375,000		125,000	(2)	$4.00	5-30-2013

Andy Bristol	12-8-2010	25,000		75,000	[4]	$12.50	12-8-2015
	9-30-2009	50,000		50,000	[5]	$8.00	9-29-2014
	12-30-2008	56,250		18,750	[6]	$5.00	12-30-2013
	12-3-2007	25,000		0		$4.00	12-3-2012

_________________________

1 Includes 200,000 options beneficially owned by Mr. Arlen’s spouse or daughter. Mr. Arlen disclaims beneficial ownership of such options.

2 125,000 options vest on each of May 30, 2010, May 30, 2011, and May 30, 2012.

3 During 2011, Dr. Myron Arlen returned 1,300,000 previously granted stock options to the Company and Dr. Philip Arlen returned 500,000 previously granted stock options.

4 25,000 options vest on each of December 8, 2012, December 8, 2013, and December 8, 2014.

5 25,000 options vest on each of September 30, 2012, September 30, 2013.

6 18,750 options vest on December 30, 2012.

All option awards set forth above have been awarded under our Amended and Restated 2005 Stock Option Plan. We do not currently provide stock awards to our executive officers.

Employment Arrangements with Named Executive Officers

Dr. Myron Arlen. We entered into an employment agreement with Dr. Myron Arlen on May 5, 2009, as amended effective February 19, 2010. The agreement provided that Dr. Arlen, who was our Chief Executive Officer at the time the agreement was consummated, would resign as CEO and transition to the positions of Chairman of the Board and Director of Medical Affairs by April 30, 2010. Under the terms of the employment agreement, Dr. Arlen receives an annual base salary of $450,000, which may be increased on an annual basis at the discretion of the Board. At the Board of Director’s discretion, Dr. Arlen is also eligible to receive Company stock options and an annual bonus of up to 50% of his base salary. Under the terms of the employment agreement Dr. Arlen is also entitled to an automobile allowance of up to $1,500 per month and can participate in any and all Company employee benefit plans in the same manner as other senior executives of the Company. In the event Dr. Arlen’s employment is terminated due to death or disability, we will continue to pay him or his estate an amount equal to his base salary and provide health coverage for Dr. Arlen and his beneficiaries for three months after the termination date. If we terminate Dr. Arlen’s employment without cause, he is entitled to his accrued salary, plus health benefits and an amount equal to the greater of either the base salary in effect for twelve months or the period remaining prior to April 30, 2012. Dr. Myron Arlen resigned as Chairman of the Board and Director of Medical Affairs in January 2012.

Dr. Philip M. Arlen. We entered into an employment agreement with Dr. Philip Arlen on May 5, 2009, as amended effective February 19, 2010. The agreement provided that Dr. Philip Arlen, who was our President and Chief Medical Officer at the time the agreement was consummated, would transition to the position of Chief Executive Officer by April 30, 2010. Under the terms of the employment agreement, Dr. Arlen receives an annual base salary of $450,000, which may be increased on an annual basis at the discretion of the Board of Directors. At the Board of Director’s discretion, Dr. Philip Arlen is also eligible to receive Company stock options and an annual bonus of up to 50% of his base salary. Under the terms of the employment agreement Dr. Philip Arlen is also entitled to an automobile allowance of up to $1,500 per month and can participate in any and all Company employee benefit plans in the same manner as other senior executives of the Company In the event Dr. Philip Arlen’s employment is terminated due to death or disability, we will continue to pay him or his estate an amount equal to his base salary and provide health coverage for Dr. Philip Arlen and his beneficiaries for three months after the termination date. If we terminate Dr. Philip Arlen’s employment without cause, he is entitled to his accrued salary, plus health benefits and an amount equal to the greater of either the base salary in effect for twelve months or the period remaining prior to April 30, 2012.

Andy Bristol. We entered into an employment agreement with Andy Bristol, our Senior Vice President of Research and Development, on April 21, 2005. The agreement had an initial term of one year plus annual automatic renewals and provided for a base salary ($250,000 for 2011) to be adjusted annually. Bristol’s employment was terminated in January 2012 and he was paid a cash severance totaling approximately $60,000 plus the payment of accrued vacation.

DIRECTORS’ COMPENSATION

2011 Director Compensation

Other than the reimbursement of actual and ordinary out-of-pocket expenditures, we did not compensate any of our directors for their services as directors during 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management. “Securities authorized for issuance under equity compensation plans.”

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	16,097,150	$5.51	3,602,250
Equity compensation plans not approved be security holders	50,000	$1.50	-
Total	16,147,150	$5.50	3,602,250

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2011:

•	each of our executive officers;
•	each of our directors;
•	each stockholder known by us to own beneficially more than 5% of our Common Stock; and
•	all of our current directors and executive officers as a group.

Percentage of class beneficially owned is based on 22,924,419 shares of common stock outstanding on December 31, 2011. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Securities that may be acquired within 60 days of December 31, 2011, pursuant to the exercise of options or warrants, are deemed to be outstanding and included for the purpose of calculating a person’s percentage ownership in the table below. The address for those individuals for which an address is not otherwise indicated is Neogenix Oncology, Inc., 445 Northern Boulevard, Suite 24, Great Neck, NY 11021.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Executive Officers and Directors:
Myron Arlen, Chairman of the Board, Director of Medical Affairs (3)	4,036,095 Common Stock	17.6
Philip Arlen, Chief Executive Officer, President, Chief Medical Officer and Director	1,386,211 Common Stock	6.1
James Feldman, Director (4)	1,943,500	8.5
Andy Bristol, Senior VP of R&D
Barry Gause, Director	100,000	*
Dennis Greene, Former Director	100,000	*
J. Douglas Holladay, Director	100,000	*
Lynn Krominga, Director	50,000	*
Timothy Shriver, Director	380,000	1.7
Stan Archibald, Director	175,000	*
All executive officers and directors as a group (9 persons)

 * Represents less than 1% of our outstanding common stock.

(1)	Includes 101,437 shares beneficially owned by Dr. Arlen’s spouse. Mr. Arlen disclaims beneficial ownership of such shares.

(2)	Includes 921,174 shares beneficially owned by Mr. Feldman’s spouse, as trustee for various trusts, and for which Mr. Feldman disclaims beneficial ownership of such shares.

(3)	Myron Arlen resigned as Chairman of the Board and Director of Medical Affairs in January 2012.

(4)	James Feldman was made the Chairman of the Board of Directors in January 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, RELATED PERSON TRANSACTIONS AND INDEMNIFICATION

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 2010.

Related Person Transactions

Elizabeth Arlen is the daughter of Myron Arlen, the former Chairman of our Board of Directors, Director of Medical Affairs, and a stockholder, and the sister of Philip Arlen, the Chief Executive Officer, President, Chief Medical Officer, and a Director. Elizabeth Arlen provides marketing, investor relations, and computer services to the Company. For the years ended December 31, 2011 and 2010, total fees paid were approximately $50,000 and $50,000, respectively.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor’s Fees

With respect to the fiscal years ended December 31, 2011 and December 31, 2010, the aggregate fees billed by EisnerAmper LLP were as follows:

	Fiscal 2011	Fiscal 2010

Audit Fees	$120,000	$93,000
Audit Related Fees	6,000	169,000
Tax Fees	15,000	23,000
All Other Fees	-	-

TOTAL FEES	$141,000	$285,000

The Audit Committee pre-approves all auditing services, and all non-audit services provided to us by EisnerAmper LLP, subject to a de minimis exception as set forth by the SEC.

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

(b) Exhibit List          Exhibits to be listed below

Exhibits 10.1 through 10.9 are management contracts or compensatory plans or arrangements.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1 (2)	Contribution Agreement with Ariel Hollinshead, dated December 10, 2004
2.2 (2)	Amendment to Contribution Agreement with Ariel Hollinshead, dated May 26, 2006
2.3 (2)	Patent Purchase and Transfer Agreement
3.1 (1)	Amended and Restated Articles of Incorporation
3.2 (1)	Second Amended and Restated Bylaws
4.1 (1)	Specimen Common Stock Certificate
10.1 (1)	Employment Agreement dated May 5, 2009, between the registrant and Dr. Myron Arlen
10.2 (1)	Amendment to Employment Agreement between the registrant and Dr. Myron Arlen dated February 19, 2010
10.3 (1)	Employment Agreement dated May 5, 2009, between the registrant and Dr. Philip M. Arlen
10.4 (1)	Amendment to Employment Agreement between the registrant and Dr. Philip Arlen dated February 19, 2010
10.5 (1)	Employment Agreement dated May 5, 2009, between the registrant and Peter Gordon
10.6 (1)	Amendment to Employment Agreement between the registrant and Peter Gordon, dated February 19, 2010
10.7 (1)	2005 Employee, Director and Consultant Stock Option Plan, as amended
10.8 (1)	2005 Amended and Restated Stock Option Plan
10.9 (1)	Form of Non-Qualified Stock Option Agreement
10.10 (1)	Form of Incentive Stock Option Agreement
10.11 (1)	Lease by and between the registrant and Affiliated Developers, Inc., dated March 17, 2005
10.12 (1)	First modification of Lease by and between the registrant and Affiliated Developers, Inc., dated July 18, 2008
10.13 (1)	Second modification of Lease by and between the registrant and Affiliated Developers, Inc., dated January 22, 2009
10.14 (1)	Third modification of Lease by and between the registrant and Affiliated Developers, Inc., dated October 27, 2009
10.15 (1)	Lease and License Agreement by and between the registrant and Maryland Economic Development Corporation, dated April 28, 2004
10.16 (1)	Amendment No. 1 to Lease and License Agreement by and between the registrant and Maryland Economic Development Corporation, dated May 28, 2004
10.17 (1)	Amendment No. 2 to Lease and License Agreement by and between the registrant and Maryland Economic Development Corporation, dated June 17, 2005
10.18 (1)	Amendment No. 3 to Lease and License Agreement by and between the registrant and Maryland Economic Development Corporation, effective July 2, 2006
10.19 (1)	Amendment No. 4 to Lease and License Agreement by and between the registrant and Maryland Economic Development Corporation, dated May 11, 2007
10.20 (1)	Amendment No. 5 to Lease and License Agreement by and between the registrant and Maryland Economic Development Corporation, dated January 25, 2008
10.21 (1)	Amendment No. 6 to Lease and License Agreement by and between the registrant and Maryland Economic Development Corporation, dated March 21, 2008
10.22 (1)	Amendment No. 7 to Lease and License Agreement by and between the registrant and Maryland Economic Development Corporation, effective August 11, 2008
10.23 (1)	Amendment No. 9 to Lease and License Agreement by and between the registrant and Maryland Economic Development Corporation, dated April 30, 2009
10.24 (1)	Amendment No. 10 to Lease and License Agreement by and between the registrant and Maryland Economic Development Corporation, dated August 20, 2009
10.25 (1)	Amendment No. 10 (#2) to Lease and License Agreement by and between the registrant and Maryland Economic Development Corporation, dated September 29, 2009
10.26 (1)	Amendment No. 11 to Lease and License Agreement by and between the registrant and Maryland Economic Development Corporation, dated January 19, 2010
10.27 (1)	Amendment No. 12 to Lease and License Agreement by and between the registrant and Maryland Economic Development Corporation, dated February 12, 2010
10.28 (1)	Services Agreement between Neogenix and Selexis SA dated August 12, 2009**
10.29 (2)	Services Agreement by and between Neogenix and Selexis SA, dated April 12, 2010**
10.30 (2)	Services Agreement by and between Selexis SA, dated April 12, 2010**
10.31 (4)	Services Agreement by and between the Company and Catalent Pharma Solutions LLC**
10.32 (5)	Commercial License Agreement between the Company and Selexis SA, dated December 6, 2010**

10.33 (15)	Lease Agreement between the Company and ARE-Maryland No. 25, LLC, dated December 17, 2010
10.34 (15)	Research Agreement between the Company and Istituto di Ricovero e Cura a Carattere Scientifico San Raffaele Pisana, dated August 31, 2010
10.35 (6)	Separation and General Release Agreement with Myron Arlen, effective as of February 1, 2012 (8-K filed on February 6, 2012)
10.36 (6)	Consulting Agreement with Myron Arlen, effective as of February 1, 2012 (8-K filed on February 6, 2012)
10.37 (7)	Separation Agreement, dated May 26, 2011, by and between Peter Gordon and Neogenix Oncology, Inc. (8-K filed on June 2, 2011)
10.38 (8)	Employment Agreement dated as of February 9, 2011 by and between Neogenix Oncology, Inc. and Albine Martin (8-K filed on February 15, 2011)
10.39 (9)	Project Plan and Quotation for GPEx® Feasibility Study of Monoclonal Antibody Candidates h16C3 and 31-1Chi – Phase A2 (10-Q filed on November 15, 2010)
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 (3)	Press Release, dated November 1, 2010
99.2 (10)	Letter to Shareholders, dated March 6, 2012 (8-K filed on March 6, 2012)
99.3 (11)	Letter to Shareholders, dated February 6, 2012 (8-K filed on February 6, 2012)
99.4 (12)	Letter to Shareholders dated January 11, 2012 (8-K filed on January 12, 2012)
99.5 (13)	Press Release of the Company dated January 5, 2011 (8-K filed on January 5, 2011)
99.6 (14)	Press Release of the Company dated November 1, 2010 (8-K filed on November 1, 2010)

(1) Incorporated by reference from an exhibit to Form 10, filed on April 30, 2010

(2) Incorporated by reference from an exhibit to an Amendment to Form 10, filed on July 16, 2010

(3) Incorporated by reference from an exhibit to the 8-K, filed on November 1, 2010

(4) Incorporated by reference from an exhibit to Form 10-Q, filed on November 15, 2010

(5) Incorporated by reference from Exhibit B to Exhibit 10.28 to the Amendment to Form 10, filed on July 16, 2010

(6) Incorporated by reference from an exhibit to the 8-K, filed on February 6, 2012

(7) Incorporated by reference from an exhibit to the 8-K, filed on June 2, 2011

(8) Incorporated by reference from an exhibit to the 8-K, filed on February 15, 2011

(9) Incorporated by reference from an exhibit to the 8-K, filed on November 15, 2010

(10) Incorporated by reference from an exhibit to the 8-K, filed on March 6, 2012

(11) Incorporated by reference from an exhibit to the 8-K, filed on February 6, 2012

(12) Incorporated by reference from an exhibit to the 8-K, filed on January 12, 2012

(13) Incorporated by reference from an exhibit to the 8-K, filed on January 5, 2012

(14) Incorporated by reference from an exhibit to the 8-K, filed on November 1, 2010

(15) Incorporated by reference from an exhibit to Form 10-K, filed on March 31, 2011

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

Date: July 10, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 10, 2012Date: July 10, 2012
/s/ Dr. Philip Arlen
By: Dr. Philip Arlen, Chief Executive Officer and Director (Principal Executive Officer)
Date: July 10, 2012

/s/ James Feldman
By: James Feldman, Chairman of the Board
Date: July 10, 2012

/s/ Albine Martin
By: Albine Martin, PhD, Chief Operating Officer
(Principal Financial and Acting Accounting Officer)
Date: July 10, 2012

/s/ Stow Walker
By: Stow Walker, Director
Date: July 10, 2012

/s/ Dr. Barry Gause
By: Dr. Barry Gause, Director
Date: July 10, 2012

/s/ J. Douglas Holladay
By: J. Douglas Holladay, Director
Date: July 10, 2012

/s/ Lynn Krominga
By: Lynn Krominga, Director
Date: July 10, 2012

/s/ Timothy P. Shriver
By: Timothy P. Shriver, PhD, Director
Date: July 10, 2012

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Contents

Page

Financial Statements

Report of Independent Registered Public Accounting Firm	1

Balance sheets as of December 31, 2011 and 2010	2

Statements of operations for the years ended December 31, 2011 and 2010 and for the period from January 1, 2004 (inception) through December 31, 2011	3

Statements of changes in stockholders' equity (deficit) for the years ended December 31, 2011 and 2010 and for the period from January 1, 2004 (inception) through December 31, 2011	4

Statements of cash flows for the years ended December 31, 2011 and 2010 and for the period from January 1, 2004 (inception) through December 31, 2011	12

Notes to financial statements	13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Neogenix Oncology, Inc.

We have audited the accompanying balance sheets of Neogenix Oncology, Inc. (a development stage enterprise) (the "Company") as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2011 and 2010, and for the period from January 1, 2004 (inception) through December 31, 2011. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company's internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neogenix Oncology, Inc. (a development stage enterprise) as of December 31, 2011 and 2010, and the results of its operations, changes in its stockholders’ equity (deficit) and its cash flows for the years ended December 31, 2011 and 2010 and for the period from January 1, 2004 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has sustained recurring losses, has negative cash flows from operating activities and certain shareholders may have rescission rights related to common stock purchased by them for which finder fees were paid. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustment that would result from the outcome of this uncertainty.

EisnerAmper LLP

New York, New York

July 12, 2012

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Balance Sheets

	As of December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$2,988,610	$3,221,344
Restricted short-term investments	-	237,670
Short-term investments	-	26,561
Prepaid expenses	279,307	839,377

Total current assets	3,267,917	4,324,952

Restricted long-term investments	2,287,100	7,427,849
Long-term investments	-	108,155
Property and equipment, net of accumulated depreciation of $813,717 and $553,498 for 2011 and 2010, respectively	779,833	1,022,476
Other assets	6,776	15,452

Total assets	$6,341,626	$12,898,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$252,209	$170,563
Accrued expenses	245,375	315,952
Current portion of capital lease obligations	19,427	16,106
Lines of credit	750,000	1,001,450

Total current liabilities	1,267,011	1,504,071

Capital lease obligations, net of current portion	44,243	42,950
Derivatives and other long-term liabilities	1,030,142	30,561

Total liabilities	2,341,396	1,577,582

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series A preferred stock; $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $0.01 par value; 200,000,000 shares authorized; 22,924,419 and 22,599,818 shares issued and outstanding at December 31, 2011 and 2010, respectively	229	226
Additional paid-in capital	119,485,517	107,906,832
Subscriptions receivable	-	(150,000)
Deficit accumulated during the development stage	(115,485,516)	(96,435,756)

Total stockholders’ equity	4,000,230	11,321,302

Total liabilities and stockholders’ equity	$6,341,626	$12,898,884

See the accompanying notes to the financial statements

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Statements of Operations

			For the Period From
			January 1, 2004
			(Inception)
	Years Ended December 31,		Through December 31,
	2011	2010	2011

Revenue	$-	$-	$-

Costs and expenses:
Research and development	7,260,763	7,276,798	40,092,482
General and administrative	12,443,423	12,282,593	76,889,307

Total costs and expenses	19,704,186	19,559,391	116,981,789

Loss from operations	(19,704,186)	(19,559,391)	(116,981,789)

Other income:
Other income, net	392,850	240,957	633,807
Unrealized gain on derivative liability	70,130	-	70,130
Interest income	191,446	266,979	792,336

Loss before income taxes	(19,049,760)	(19,051,455)	(115,485,516)

Provision for income taxes	-	-	-

Net loss	$(19,049,760)	$(19,051,455)	$(115,485,516)

Net loss per common share – basic and diluted	$(0.84)	$(0.86)

Weighted average shares outstanding – basic and diluted	22,812,000	22,055,000

See the accompanying notes to the financial statements

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Statements of Changes in Stockholders’ Equity (Deficit)

For the Period From January 1, 2004 (Inception) Through December 31, 2011

						Deficit
						Accumulated
	Series A				Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Stage	Equity (Deficit)

Issuance of shares to founding stockholders in January 2004 ($.00001 per share)	-	$-	9,750,000	$98	$900	$-	$998
Issuance of shares to a founding stockholder in January 2004 in exchange for assets contributed ($0.0001 per share)	-	-	250,000	2	-	-	2
Issuance of common stock in May 2004 ($1.00 per share)	-	-	100,000	1	99,999	-	100,000
Issuance of common stock in July 2004 ($1.00 per share)	-	-	200,000	2	199,998	-	200,000
Issuance of common stock in August 2004 ($1.00 per share), net of finder’s fee of $6,600	-	-	271,000	3	264,397	-	264,400
Issuance of common stock in September 2004 ($1.00 per share), net of finder’s fee of $2,000	-	-	20,000	-	18,000	-	18,000
Issuance of common stock in October 2004 ($1.00 per share)	-	-	25,000	-	25,000	-	25,000
Issuance of common stock in November 2004 ($1.00 per share), net of finder’s fee of $2,500	-	-	25,000	-	22,500	-	22,500
Issuance of common stock in December 2004 ($1.00 per share), net of finder’s fee of $1,750	-	-	67,000	1	65,249	-	65,250
Net loss	-	-	-	-	-	(673,827)	(673,827)

Balance – December 31, 2004 (carried forward)	-	-	10,708,000	107	696,043	(673,827)	22,323

See the accompanying notes to the financial statements

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Statements of Changes in Stockholders’ Equity (Deficit)

For the Period From January 1, 2004 (Inception) Through December 31, 2011

(continued)

								Deficit
	Series A							Accumulated
	Preferred Stock		Common Stock		Treasury Shares		Additional	During the	Total
		Par		Par			Paid-in	Development	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Stage	Equity (Deficit)

Balance – December 31, 2004 (brought forward)	-	$-	10,708,000	$107	-	$-	$696,043	$(673,827)	$22,323

Issuance of common stock in January 2005 ($1.00 per share), net of finder’s fee of $11,800	-	-	625,998	6	-	-	614,192	-	614,198
Issuance of common stock in March 2005 ($1.00 per share)	-	-	500,000	5	-	-	499,995	-	500,000
Issuance of common stock in February 2005 ($2.00 per share), net of finder’s fee of $5,000	-	-	75,000	1	-	-	144,999	-	145,000
Issuance of common stock in March 2005 ($2.00 per share), net of finder’s fee of $800	-	-	24,000	-	-	-	47,200	-	47,200
Issuance of common stock in May 2005 ($2.00 per share), net of finder’s fee of $5,000	-	-	25,000	-	-	-	45,000	-	45,000
Issuance of common stock in June 2005 ($2.00 per share), net of finder’s fee of $2,500	-	-	142,750	2	-	-	282,998	-	283,000
Issuance of common stock in June 2005 for finder’s fee	-	-	6,375	-	-	-	(12,750)	-	(12,750)
Issuance of common stock in July 2005 ($2.00 per share), net of finder’s fee of $9,500	-	-	67,000	1	-	-	124,499	-	124,500
Issuance of common stock in August 2005 ($2.00 per share)	-	-	12,500	-	-	-	25,000	-	25,000
Issuance of common stock in September 2005 ($2.00 per share)	-	-	47,500	-	-	-	95,000	-	95,000
Issuance of common stock for warrants exercised in December 2005 ($2.00 per share)	-	-	150,000	1	-	-	299,999	-	300,000
Share-based compensation (Note J[2])	-	-	-	-	-	-	771,756	-	771,756
Issuance of options in connection with a litigation settlement (Note K[5])	-	-	-	-	-	-	10,479	-	10,479
Purchase of treasury stock	-	-	-	-	750,000	(750)	-	-	(750)
Offering costs on private placement memorandum	-	-	-	-	-	-	(30,000)	-	(30,000)
Net loss	-	-	-	-	-	-	-	(2,752,915)	(2,752,915)

Balance – December 31, 2005 (carried forward)	-	-	12,384,123	123	750,000	(750)	3,614,410	(3,426,742)	187,041

See the accompanying notes to the financial statements

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Statements of Changes in Stockholders’ Equity (Deficit)

For the Period From January 1, 2004 (Inception) Through December 31, 2011

(continued)

									Deficit
	Series A								Accumulated	Total
	Preferred Stock		Common Stock		Treasury Shares			Additional	During the	Stockholders’
		Par		Par			Subscription	Paid-in	Development	Equity
	Shares	Value	Shares	Value	Shares	Value	Receivable	Capital	Stage	(Deficit)

Balance – December 31, 2005 (brought forward)	-	$-	12,384,123	$123	750,000	$(750)	$-	$3,614,410	$(3,426,742)	$187,041

Issuance of common stock for options exercised in January 2006 ($2.00 per share)	-	-	134,000	2	-	-	-	267,998	-	268,000
Issuance of common stock for options exercised in February 2006 ($2.00 per share)	-	-	10,000	-	-	-	-	20,000	-	20,000
Issuance of common stock in February 2006 ($2.00 per share), net of finder’s fee of $5,000	-	-	30,000	-	-	-	-	55,000	-	55,000
Issuance of common stock in March 2006 ($3.00 per share), net of finder’s fee of $7,500	-	-	47,500	-	-	-	-	135,000	-	135,000
Issuance of common stock in April 2006 ($3.00 per share)	-	-	500	-	-	-	-	1,500	-	1,500
Issuance of common stock in May 2006 ($3.00 per share), net of finder’s fees of $900	-	-	28,500	-	-	-	-	84,600	-	84,600
Issuance of common stock in June 2006 ($3.00 per share), net of finder’s fee of $2,450	-	-	77,467	1	-	-	-	229,949	-	229,950
Issuance of common stock in July 2006 ($3.00 per share), net of finder’s fee of $5,500	-	-	25,500	1	-	-	-	70,999	-	71,000
Issuance of common stock in August 2006 ($3.00 per share)	-	-	25,000	-	-	-	-	75,000	-	75,000
Issuance of common stock in September 2006 ($3.00 per share)	-	-	19,500	-	-	-	-	58,500	-	58,500
Issuance of common stock in October 2006 ($3.00 per share)	-	-	8,333	-	-	-	-	25,000	-	25,000
Issuance of common stock in November 2006 ($3.00 per share), net of offering costs of $36,000	-	-	75,666	1	-	-	-	190,999	-	191,000
Issuance of common stock in December 2006 ($3.00 per share)	-	-	18,365	-	-	-	-	55,100	-	55,100
Share-based compensation (Note J[2])	-	-	-	-	-	-	-	2,152,615	-	2,152,615
Purchase of treasury stock in January 2006	-	-	-	-	10,000	(20,000)	-	-	-	(20,000)
Issuance of common stock through purchase of treasury stock ($2.00 per share) in January 2006	-	-	-	-	(10,000)	20,000	-	-	-	20,000
Net increase in subscription receivable	-	-	-	-	-	-	(36,100)	-	-	(36,100)
Net loss	-	-	-	-	-	-	-	-	(4,226,169)	(4,226,169)

Balance – December 31, 2006 (carried forward)	-	-	12,884,454	128	750,000	(750)	(36,100)	7,036,670	(7,652,911)	(652,963)

See the accompanying notes to the financial statements

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Statements of Changes in Stockholders’ Equity (Deficit)

For the Period From January 1, 2004 (Inception) Through December 31, 2011

(continued)

									Deficit
	Series A								Accumulated	Total
	Preferred Stock		Common Stock		Treasury Shares			Additional	During the	Stockholders’
		Par		Par			Subscription	Paid-in	Development	Equity
	Shares	Value	Shares	Value	Shares	Value	Receivable	Capital	Stage	(Deficit)

Balance – December 31, 2006 (brought forward)	-	$-	12,884,454	$128	750,000	$(750)	$(36,100)	$7,036,670	$(7,652,911)	$(652,963)

Issuance of common stock in January 2007 ($1.00 per share), net of finder’s fee of $20,000	-	-	200,000	2	-	-	-	179,998	-	180,000
Issuance of common stock in January 2007 ($3.00 per share)	-	-	2,500	-	-	-	-	7,500	-	7,500
Issuance of common stock in March 2007 ($3.00 per share), net of finder’s fee of $51,050	-	-	373,764	4	-	-	-	1,070,246	-	1,070,250
Issuance of common stock in April 2007 ($3.00 per share), net of finder’s fee of $51,270	-	-	372,498	4	-	-	-	1,066,228	-	1,066,232
Issuance of common stock in April 2007 ($4.00 per share)	-	-	33,125	-	-	-	-	132,500	-	132,500
Issuance of common stock in May 2007 ($4.00 per share), net of finder’s fee of $127,470	-	-	227,096	2	-	-	-	780,912	-	780,914
Issuance of common stock in June 2007 ($4.00 per share), net of finder’s fee of $24,500	-	-	106,750	1	-	-	-	402,499	-	402,500
Issuance of common stock in July 2007 ($4.00 per share)	-	-	38,500	-	-	-	-	154,000	-	154,000
Issuance of common stock in August 2007 ($4.00 per share), net of finder’s fee of $18,300	-	-	51,250	1	-	-	-	186,699	-	186,700
Issuance of common stock in September 2007 ($4.00 per share), net of finder’s fee of $76,600	-	-	213,250	2	-	-	-	776,398	-	776,400
Issuance of common stock in October 2007 ($4.00 per share), net of finder’s fee of $45,300	-	-	167,000	2	-	-	-	622,698	-	622,700
Issuance of common stock in November 2007 ($4.00 per share), net of finder’s fee of $87,130	-	-	159,575	2	-	-	-	551,168	-	551,170
Issuance of common stock in December 2007 ($4.00 per share), net of finder’s fee of $31,220	-	-	264,300	3	-	-	-	1,025,977	-	1,025,980
Issuance of common stock in December 2007 ($2.00 per share)	-	-	25,000	-	-	-	-	50,000	-	50,000
Issuance of common stock for options exercised in December 2007 ($0.25 per share)	-	-	13,200	-	-	-	-	3,300	-	3,300
Share-based compensation (Note J[2])	-	-	-	-	-	-	-	5,608,902	-	5,608,902
Offering costs on private placement memorandum	-	-	-	-	-	-	-	(30,000)		(30,000)
Net increase in subscription receivable	-	-	-	-	-	-	(201,900)	-	-	(201,900)
Net loss	-	-	-	-	-	-	-	-	(8,391,250)	(8,391,250)

Balance – December 31, 2007 (carried forward)	-	-	15,132,262	151	750,000	(750)	(238,000)	19,625,695	(16,044,161)	3,342,935

See the accompanying notes to the financial statements

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Statements of Changes in Stockholders’ Equity (Deficit)

For the Period From January 1, 2004 (Inception) Through December 31, 2011

(continued)

									Deficit
	Series A								Accumulated	Total
	Preferred Stock		Common Stock		Treasury Shares			Additional	During the	Stockholders’
		Par		Par			Subscription	Paid-in	Development	Equity
	Shares	Value	Shares	Value	Shares	Value	Receivable	Capital	Stage	(Deficit)

Balance – December 31, 2007 (brought forward)	-	$-	15,132,262	$151	750,000	$(750)	$(238,000)	$19,625,695	$(16,044,161)	$3,342,935

Issuance of common stock for options exercised in January 2008 ($0.25 per share)	-	-	1,069,000	11	-	-	-	267,239	-	267,250
Issuance of common stock in January 2008 ($4.00 per share), net of finder’s fee of $73,500	-	-	343,950	3	-	-	-	1,302,297	-	1,302,300
Issuance of common stock for options exercised in February 2008 ($0.25 per share)	-	-	390,000	4	-	-	-	97,496	-	97,500
Issuance of common stock in February 2008 ($4.00 per share), net of finder’s fee of $15,480	-	-	74,950	1	-	-	-	284,319	-	284,320
Issuance of common stock for options exercised in March 2008 ($0.25 per share)	-	-	21,000	-	-	-	-	5,250	-	5,250
Issuance of common stock in March 2008 ($4.00 per share), net of finder’s fee of $17,100	-	-	63,750	1	-	-	-	237,899	-	237,900
Issuance of common stock in April 2008 ($4.00 per share), net of finder’s fee of $95,500	-	-	265,000	3	-	-	-	964,497	-	964,500
Issuance of common stock in May 2008 ($4.00 per share), net of finder’s fee of 122,370	-	-	394,375	4	-	-	-	1,455,126	-	1,455,130
Issuance of common stock in June 2008 ($4.00 per share), net of finder’s fee of $12,000	-	-	36,250	-	-	-	-	133,000	-	133,000
Issuance of common stock in June 2008 ($5.00 per share)	-	-	10,000	-	-	-	-	50,000	-	50,000
Issuance of common stock in July 2008 ($4.00 per share)	-	-	4,250	-	-	-	-	17,000	-	17,000
Issuance of common stock in July 2008 ($5.00 per share), net of finder’s fee of $25,500	-	-	73,500	1	-	-	-	341,999	-	342,000
Issuance of common stock in August 2008 ($5.00 per share), net of finder’s fee of $11,200	-	-	45,000	-	-	-	-	213,800	-	213,800
Issuance of common stock in September 2008 ($5.00 per share), net of finder’s fee of $28,360	-	-	86,100	1	-	-	-	402,139	-	402,140
Issuance of common stock in October 2008 ($5.00 per share), net of finder’s fee of $11,550	-	-	306,100	3	-	-	-	1,518,947	-	1,518,950
Issuance of common stock in November 2008 ($5.00 per share), net of finder’s fee of $40,800	-	-	180,000	2	-	-	-	859,198	-	859,200
Issuance of common stock in December 2008 ($5.00 per share), net of finder’s fee of $65,870	-	-	270,750	2	-	-	-	1,286,628	-	1,286,630
Issuance of common stock for acquisition of patents in December 2008	-	-	1,000,000	10	-	-	-	4,999,990	-	5,000,000
Issuance of warrants for acquisition of patents in December 2008	-	-	-	-	-	-	-	3,375,286	-	3,375,286
Share-based compensation (Note J[2])	-	-	-	-	-	-	-	8,730,433	-	8,730,433
Offering costs on private placement memorandum	-	-	-	-	-	-	-	(45,000)	-	(45,000)
Net increase in subscription receivable							(21,000)			(21,000)
Net loss	-	-	-	-	-	-	-	-	(25,781,602)	(25,781,602)

Balance – December 31, 2008 (carried forward)	-	-	19,766,237	197	750,000	(750)	(259,000)	46,123,238	(41,825,763)	4,037,922

See the accompanying notes to the financial statements

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Statements of Changes in Stockholders’ Equity (Deficit)

For the Period From January 1, 2004 (Inception) Through December 31, 2011

(continued)

									Deficit
	Series A								Accumulated	Total
	Preferred Stock		Common Stock		Treasury Shares			Additional	During the	Stockholders’
		Par		Par			Subscription	Paid-in	Development	Equity
	Shares	Value	Shares	Value	Shares	Value	Receivable	Capital	Stage	(Deficit)

Balance – December 31, 2008 (brought forward)	-	$-	19,766,237	$197	750,000	$(750)	$(259,000)	$46,123,238	$(41,825,763)	$4,037,922

Issuance of common stock in January 2009 ($5.00 per share), net of finder's fee of $48,300	-	-	241,200	3	-	-	-	1,157,697	-	1,157,700
Issuance of common stock in February 2009 ($5.00 per share), net of finder’s fee of $37,520	-	-	205,200	2	-	-	-	988,478	-	988,480
Issuance of common stock in March 2009 ($5.00 per share), net of finder’s fee of $142,790	-	-	311,980	3	-	-	-	1,417,107	-	1,417,110
Issuance of common stock in April 2009 ($5.00 per share), net of finder’s fee of $178,291	-	-	302,400	3	-	-	-	1,333,706	-	1,333,709
Issuance of common stock in April 2009 ($4.00 per share)	-	-	3,125	-	-	-	-	12,500	-	12,500
Issuance of common stock in May 2009($5.00 per share), net of finder’s fee of $15,525	-	-	80,972	1	-	-	-	389,334	-	389,335
Issuance of common stock in June 2009 ($7.50 per share), net of finder’s fee of $31,675	-	-	49,333	-	-	-	-	338,325	-	338,325
Issuance of common stock in July 2009 ($7.50 per share), net of finder’s fee of $67,500	-	-	210,120	2	-	-	-	1,508,398	-	1,508,400
Issuance of common stock in August 2009 ($7.50 per share), net of finder’s fee of $392,123	-	-	636,977	6	-	-	-	4,385,201	-	4,385,207
Issuance of common stock in September 2009 ($7.50 per share), net of finder’s fee of $329,959	-	-	267,026	3	-	-	-	1,672,733	-	1,672,736
Issuance of common stock in October 2009 ($7.50 per share), net of finder’s fee of $158,420	-	-	340,368	3	-	-	-	2,394,337	-	2,394,340
Issuance of common stock in November 2009 ($7.50 per share), net of finder’s fee of $146,902	-	-	245,705	3	-	-	-	1,695,883	-	1,695,886
Issuance of common stock in December 2009 ($7.50 per share), net of finder’s fee of $178,005	-	-	304,777	3	-	-	-	2,107,820	-	2,107,823
Purchase of treasury stock	-	-	-	-	500,000	(175,000)	-	-	-	(175,000)
Retirement of treasury stock	-	-	(1,250,000)	(12)	(1,250,000)	175,750	-	(175,738)	-	-
Share-based compensation (Note J[2])	-	-	-	-	-	-	-	26,520,511	-	26,520,511
Offering costs on private placement memorandum	-	-	-	-	-	-	-	(105,000)	-	(105,000)
Net decrease in subscription receivable	-	-	-	-	-	-	154,381	-	-	154,381
Net loss	-	-	-	-	-	-	-	-	(35,558,538)	(35,558,538)

Balance - December 31, 2009	-	-	21,715,420	217	-	-	(104,619)	91,764,530	(77,384,301)	14,275,827

See the accompanying notes to the financial statements

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Statements of Changes in Stockholders’ Equity (Deficit)

For the Period From January 1, 2004 (Inception) Through December 31, 2011

(continued)

									Deficit
	Series A								Accumulated	Total
	Preferred Stock		Common Stock		Treasury Shares			Additional	During the	Stockholders’
		Par		Par			Subscription	Paid-in	Development	Equity
	Shares	Value	Shares	Value	Shares	Value	Receivable	Capital	Stage	(Deficit)

Balance – December 31, 2009 (brought forward)	-	$-	21,715,420	$217	-	$-	(104,619)	$91,764,530	$(77,384,301)	$14,275,827

Issuance of common stock in January 2010 ($12.50 per share), net of finder's fee of $17,000	-	-	16,000	-	-	-	-	183,000	-	183,000
Issuance of common stock in February 2010 ($12.50 per share), net of finder’s fee of $12,750	-	-	18,000	-	-	-	-	212,250	-	212,250
Issuance of common stock in March 2010 ($12.50 per share), net of finder’s fee of $11,156	-	-	25,500	1	-	-	-	307,593	-	307,594
Issuance of common stock in April 2010 ($12.50 per share), net of finder’s fee of $11,688	-	-	21,000	-	-	-	-	250,812	-	250,812
Issuance of common stock in May 2010 ($12.50 per share), net of finder’s fee of $61,413	-	-	65,800	1	-	-	-	761,086	-	761,087
Issuance of common stock in June 2010 ($12.50 per share), net of finder’s fee of $336,860	-	-	316,080	3	-	-	-	3,614,137	-	3,614,140
Issuance of common stock in July 2010 ($12.50 per share), net of finder’s fee of $42,545	-	-	42,600	-	-	-	-	489,955	-	489,955
Issuance of common stock in August 2010 ($12.50 per share), net of finder’s fee of $0	-	-	6,000	-	-	-	-	75,000	-	75,000
Issuance of common stock in September 2010 ($12.50 per share), net of finder’s fee of $9,562	-	-	19,098	-	-	-	-	229,163	-	229,163
Issuance of common stock in December 2010 ($12.50 per share), net of finder’s fee of $259,696	-	-	290,220	3	-	-	-	3,368,051	-	3,368,054
Exercise of stock options ($2 per share)	-	-	64,100	1	-	-	-	128,199	-	128,200
Share-based compensation (Note J[2])	-	-	-	-	-	-	-	6,523,056	-	6,523,056
Net increase in subscription receivable	-	-	-	-	-	-	(45,381)	-	-	(45,381)
Net loss	-	-	-	-	-	-	-	-	(19,051,455)	(19,051,455)

Balance - December 31, 2010	-	$-	22,599,818	$226	-	$-	$(150,000)	$107,906,832	$(96,435,756)	$11,321,302

See the accompanying notes to the financial statements

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Statements of Changes in Stockholders’ Equity (Deficit)

For the Period From January 1, 2004 (Inception) Through December 31, 2011

(continued)

							Accumulated
	Series A						Deficit		Total
	Preferred Stock		Common Stock			Additional	During the		Stockholders’
					Subscription	Paid-in	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Receivable	Capital	Stage	Loss	(Deficit)

Balance – December 31, 2010 (brought forward)	-	$-	22,599,818	$226	(150,000)	$107,906,832	$(96,435,756)		$11,321,302

Issuance of common stock in February 2011 ($12.50 per share), net of finder's fee of $100,265	-	-	106,367	1	-	1,229,322	-		1,229,323
Issuance of common stock in April 2011 ($12.50 per share), net of finder’s fee of $50,150	-	-	51,600	-	-	594,850	-		594,850
Issuance of common stock in September 2011 ($12.50 per share), net of finder’s fee of $37,413	-	-	70,134	1	-	839,261	-		839,262
Exercise of stock options ($1 per share)	-	-	92,500	1	-	92,499	-		92,500
Share-based compensation (Note I[2])	-	-	-	-	-	8,772,753	-		8,772,753
Common stock issued for services	-	-	4,000	-	-	50,000	-		50,000
Net decrease in subscription receivable	-	-	-	-	150,000	-	-		150,000
Net loss	-	-	-	-	-	-	(19,049,760)		(19,049,760)
Comprehensive loss	-	-	-	-	-	-		(19,049,760)	-

Balance - December 31, 2011	-	$-	22,924,419	$229	-	$119,485,517	$(115,485,516)		$4,000,230

See the accompanying notes to the financial statements

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Statements of Cash Flows

			For the Period
			From
			January 1, 2004
			(Inception)
	Years Ended		Through
	December 31,		December 31,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(19,049,760)	$(19,051,455)	$(115,485,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash acquisition of in-process research and development	-	-	8,375,286
Depreciation and amortization	291,110	276,125	894,276
Deferred rent	140,203	21,015	170,764
Stock-based compensation	8,822,753	6,523,056	58,857,014
Salaries payable to founding stockholders	-	-	66,444
Amortization of warrant liability	822,690	-	822,690
Loss on the sale or exchange or equipment	1,000	-	1,776
Change in fair value of derivative liability	(70,130)	-	(70,130)
Changes in:

Prepaid expenses	560,070	(773,050)	(279,307)
Deferred financing costs	-	-	(14,700)
Other assets	8,676	(960)	(6,776)
Accounts payable	81,646	(359,282)	252,209
Accrued liabilities	(70,577)	(217,021)	245,375
Derivatives and other liabilities	106,818	-	106,818

Net cash used in operating activities	(8,355,501)	(13,581,572)	(46,063,777)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	8,000	-	8,000
Purchase of restricted investments	-	(220,269)	(7,665,519)
Sale of investments	134,716	179,632	-
Sale of restricted investments	5,378,419	-	5,378,419
Purchase of property and equipment	(34,607)	(452,809)	(1,661,025)

Net cash provided by (used in) investing activities	5,486,528	(493,446)	(3,940,125)

Cash flows from financing activities:
Net proceeds from sale of common stock	2,813,435	9,445,674	51,596,896
Proceeds on advances from principal founding stockholder	-	-	80,000
Repayments on advance from principal founding stockholder	-	-	(145,444)
Deferred financing cost	-	-	(36,000)
Proceeds from exercise of stock options	92,500	128,200	882,000
Repurchase of common stock	-	-	(195,750)
Sale of treasury stock	-	-	20,000
Proceeds from debt	-	1,081,981	1,831,981
Payments on long-term debt	(269,696)	(21,475)	(1,041,171)

Net cash provided by financing activities	2,636,239	10,634,380	52,992,512

Net change in cash and cash equivalents	(232,734)	(3,440,638)	2,988,610

Cash and cash equivalents at beginning of year	3,221,344	6,661,982	-

Cash and cash equivalents at end of year	$2,988,610	$3,221,344	$2,988,610

See the accompanying notes to the financial statements

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Statements of Cash Flows (continued)

Supplemental disclosure of noncash investing activities:
Exchange of fixed assets	$-	$-	$7,300

Supplemental disclosures of non-cash investing and financing information:
Payable settled by issuance of founding stockholders' shares at par value of $0.00001	$-	$-	$1,000
Retirement of treasury stock	$-	$-	$175,750
Purchase of property and equipment with capital lease	$22,860	$-	$22,860
Change in subscriptions receivable	$-	$(45,381)	$-
Options granted for finder's fee	$-	$-	$328,631
Deferred financing costs	$-	$-	$14,700

See the accompanying notes to the financial statements

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Notes to Financial Statements

December 31, 2011 and 2010

Note A – The Company

Neogenix Oncology, Inc. ("Neogenix" or the "Company") was formed as a Maryland corporation on December 31, 2003 and had nominal activity until it commenced operations on April 1, 2004. In September 2005, the Company changed its name from Neogenix Oncology Corp. to Neogenix Oncology, Inc.

Neogenix is a biotechnology company focused on developing novel therapeutic and diagnostic products for the treatment of pancreatic, colon, lung, prostate and various other cancers. The Company rents a research and development facility in Rockville, Maryland and has its administrative and clinical studies offices in Great Neck, New York. The Company has not generated any revenue from inception through December 31, 2011.

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

Note B – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred net losses since inception totaling approximately $115.5 million as of December 31, 2011 and had negative cash flows from operating activities totaling approximately $8.4 million for the year ended December 31, 2011 and approximately $46.1 million since inception. The Company expects continued net losses and negative cash flows from operating activities for the foreseeable future. The Company also has a contingency of a potential stock rescission and the liability resulting from this contingency was estimated between $0 and $31 million as of December 31, 2011. See Note K[8]. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management is working to raise additional capital through the sale debt or equity securities to fund the continued operations of the Company. Management is also evaluating potential strategic alternatives including bankruptcy and a sale of assets.

There can be no assurance that the Company will be successful in its efforts to raise cash through the sale of debt or equity securities. If the Company is not able to obtain sufficient financing, it will not be able to continue the development of its products.

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Notes to Financial Statements (continued)

December 31, 2011 and 2010

Note B – Going Concern - (continued)

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the outcome of this uncertainty.

Note C – Significant Accounting Policies

[1]	Cash and cash equivalents:

The Company considers all highly liquid investments with an original maturity of three months or less at the date acquired to be cash equivalents.

[2]	Investments:

The Company holds investments in certificates of deposit with various terms and interest rates. Certificates of deposit with a remaining term of less than one year are classified as current on the balance sheets. Those with a remaining term of greater than one year are classified as long-term on the balance sheets. Certain certificates of deposit are being held as collateral for lines of credit and letters of credit and are included in restricted certificates of deposit on the balance sheets.

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

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Notes to Financial Statements (continued)

December 31, 2011 and 2010

Note C – Significant Accounting Policies (continued)

[5]	Research and development:

Research and development expenses include personnel and facility-related expenses, outside contracted services, manufacturing and process development costs, research costs, costs of licenses and other consulting services. Research and development expenses also consist of costs incurred for proprietary and collaborative research and development for pre-clinical sponsored research. The Company enters into agreements with third parties for research and development activities that may be fixed fee or fee for service contracts. Research and development costs are expensed as incurred.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Such estimates include the selection of assumptions underlying the calculation of the fair value of options and warrants, derivative liabilities, and the useful lives of fixed assets. Actual results could differ from those estimates.

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

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Notes to Financial Statements (continued)

December 31, 2011 and 2010

Note C – Significant Accounting Policies (continued)

[9]	Income taxes: (continued)

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

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the year. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants. In computing diluted net loss per share for the years ended December 31, 2011 and 2010, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants would be anti-dilutive.

At December 31, 2011 and 2010 potential common shares not included in calculating diluted net loss per share are as follows:

	2011	2010

Stock options	16,147,150	19,460,900
Warrants	1,100,000	1,000,000

Total	17,247,150	20,460,900

[12]	Business segments and geographic information:

The Company operates in one business segment, which is to develop therapeutic and diagnostic products for the treatment of various cancers. Accordingly, the accompanying financial statements are reported in the aggregate, including all activities in one segment. The Company did not have any foreign operations.

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Notes to Financial Statements (continued)

December 31, 2011 and 2010

Note C – Significant Accounting Policies (continued)

[13]	Recently adopted accounting pronouncements:

Multiple-Deliverable Revenue Arrangements — In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force,” or ASU 2009-13. ASU 2009-13 amends existing accounting guidance for separating consideration in multiple-deliverable arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific evidence is not available, or the estimated selling price if neither vendor-specific evidence nor third-party evidence is available. ASU 2009-13 eliminates the residual method of allocation and requires that consideration be allocated at the inception of the arrangement to all deliverables using the “relative selling price method.” The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. ASU 2009-13 requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis. The Company adopted the provisions of ASU 2009-13 effective January 1, 2011 for revenue arrangements entered into or materially modified in fiscal years beginning on or after that date. The adoption of ASU 2009-13 did not have a material effect on the Company’s financial statements.

Revenue Recognition Milestones — In April 2010, the FASB issued Accounting Standards Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605) Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force” or ASU 2010-17. ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. For the milestone to be considered substantive, the considerations earned by achieving the milestone should meet all of the following criteria: (i) be commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone, (ii) relate solely to past performance, and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. An individual milestone may not be bifurcated and an arrangement may include more than one milestone. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones. The Company adopted the provisions of ASU 2010-17 effective January 1, 2011 for milestones achieved on or after that date. The adoption of ASU 2010-17 did not have a material effect on the Company’s financial statements.

[14]	Recent accounting pronouncements not yet adopted:

Fair Value Measurement — In May 2011, the FASB issued ASU 2011-04 regarding ASC Topic 820 “Fair Value Measurement.” This ASU updates accounting guidance to clarify how to measure fair value to align the guidance surrounding Fair Value Measurement within GAAP and International Financial Reporting Standards. In addition, the ASU updates certain requirements for measuring fair value and for disclosure around fair value measurement. It does not require additional fair value measurements and the ASU was not intended to establish valuation standards or affect valuation practices outside of financial reporting. This ASU will be effective for the Company’s fiscal year beginning February 1, 2012. Early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Notes to Financial Statements (continued)

December 31, 2011 and 2010

Note C – Significant Accounting Policies (continued)

[14]	Recent accounting pronouncements not yet adopted: (continued)

Other Comprehensive Income — In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU amends the ASC to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the ASC in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be Certified to net income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Other Comprehensive Income — In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. This ASU defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments in ASU 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The amendments in this update are effective at the same time as the amendments in update 2011-05 so that entities will not be required to comply with the presentation requirements in update 2011-05 that this update is deferring. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Notes to Financial Statements (continued)

December 31, 2011 and 2010

Total investments in certificates of deposit held by the Company with a fair value at December 31, 2011 and 2010 of $2,287,100 and $7,800,235, respectively, are classified as Level 1 within the fair value hierarchy. The original maturity dates of these certificates of deposit are greater than three months.

The fair value of derivative liabilities related to stock purchase warrants was $752,560 as of December 31, 2011 and the derivative liabilities are considered Level 3 liabilities; the Company had no Level 3 instruments at December 31, 2010. The derivative liabilities were measured at fair value using the Black-Scholes option pricing model (see Note J [3]) Management considered using a lattice model, but due to the improbability of completing a future equity financing, concluded that the use of the Black-Scholes option pricing model was appropriate. The following table reflects the change in the Company’s Level 3 assets and liabilities for the year ended December 31, 2011:

	Balance as			Balance as
	of			of
	December		Unrealized	December
	31, 2010	Additions	Gains	31, 2011
Derivative liabilities	$-	$822,690	$(70,130)	$752,560

Note E – Certain Accounts

At December 31, 2011 and 2010, prepaid expenses consisted of the following:

	2011	2010

Prepaid development	$-	$712,075
Prepaid insurance	272,300	88,784
Other	7,007	38,518

	$279,307	$839,377

At December 31, 2011 and 2010, accrued expenses consisted of the following:

	2011	2010

Accrued legal and accounting	$92,945	$89,433
Accrued compensation	49,448	90,904
Accrued clinical and research and development	39,445	-
Accrued finder’s fees	31,881	121,054
Other	31,656	14,561

	$245,375	$315,952

At December 31, 2011 and 2010, derivatives and other long-term liabilities consisted of the following:

	2011	2010

Derivative liability	$752,560	$-
Deferred rent	170,764	30,561
Other	106,818	-

	$1,030,142	$30,561

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Notes to Financial Statements (continued)

December 31, 2011 and 2010

Note F – Property and Equipment

At December 31, 2011 and 2010, property and equipment consisted of the following:

	2011	2010

Office furniture and equipment	$458,609	$497,017
Lab equipment	876,155	872,086
Leasehold improvements	258,786	206,871

	1,593,550	1,575,974
Less accumulated depreciation	(813,717)	(553,498)

	$779,833	$1,022,476

Note G – Lines of Credit

The Company had a revolving line of credit with a financial institution. As of December 31, 2011 and 2010, the revolving line had a maximum borrowing capacity of $2,000,000, bore interest at 6.5% and matures November 2012. The line of credit is secured by a certificate of deposit for the same amount. The line of credit had an outstanding balance as of December 31, 2011 and 2010 of $750,000 and $0, respectively. On March 12, 2012, the Company closed the line of credit and redeemed its related certificate of deposit.

The Company had a revolving line of credit with a financial institution. As of December 31, 2010 the revolving line had a maximum borrowing capacity of $5,000,000, bore interest at 4% and matured February 2011. The line of credit was secured by certificates of deposit for the same amount. On September 12, 2011 the Company closed the line of credit and redeemed its certificates of deposit. The line of credit had an outstanding balance as of December 31, 2010 of $1,000,000.

The Company had a revolving line of credit with a financial institution. As of December 31, 2010, the revolving line had a maximum borrowing capacity of $225,000, bore interest at 6.5% and expired June 2011 and was not renewed. There was no balance outstanding as of December 31, 2010.

The Company had a revolving line of credit with a financial institution. As of December 31, 2010, the revolving line had a maximum borrowing capacity of $100,000, bore interest at 3.25%. The line of credit was secured by a certificate of deposit for the same amount and was guaranteed by a stockholder of the Company. The line of credit had an outstanding balance as of December 31, 2010 of $1,450 and was closed during 2011.

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Notes to Financial Statements (continued)

December 31, 2011 and 2010

Note H – Capital Lease Obligations

The Company leases vehicles and office equipment under lease agreements with terms up to six years that are accounted for as capital leases. The capital lease obligation is secured by the assets being leased. Future minimum payments on capital lease obligations are as follows:

Year Ending
December 31,

2012	$22,132
2013	22,679
2014	17,311
2015	6,573
2016	2,740

Total minimum payments	71,435

Less amount representing interest	7,765

63,670

Current portion	(19,427)

Long-term portion	$44,243

Equipment under capital lease had a cost of $103,392 and accumulated amortization of $41,210 as of December 31, 2011. Amortization expense of equipment under capital lease totaled $18,392 for the year ended December 31, 2011.

Note I – Income Taxes

Significant components of the Company's net deferred income tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax asset:
Net operating loss carryforward	$19,573,697	$15,173,370
Share-based compensation	20,189,571	18,517,819
Acquired in-process research and development	2,661,819	2,883,952
Other	70,836	206,854

Total deferred tax asset	42,495,923	36,781,995
Deferred tax liability:
Property and equipment	(79,052)	(177,136)

Total	42,416,871	36,604,859
Less valuation allowance	(42,416,871)	(36,604,859)

Total net deferred tax asset	$-	$-

At December 31, 2011 and 2010, the Company had a net operating loss carryforward of approximately $49,353,000 and $38,405,000, respectively, for federal income tax purposes and $58,077,000 and $46,885,000, respectively for state income tax purposes, which may be used to offset future taxable income that begin to expire in 2023.

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Notes to Financial Statements (continued)

December 31, 2011 and 2010

Note I – Income Taxes (continued)

Income tax benefit attributable to loss from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss from continuing operations for the years ended December 31, 2011 and 2010 as a result of the following:

	2011	2010

Federal income taxes benefit at statutory rate	$6,476,918	$6,477,495
State income taxes	1,133,461	1,133,562
Non-deductible permanent differences	(22,760)	(25,866)
Stock-based compensation	(1,763,975)	(767,786)
Change in valuation allowance	(5,812,012)	(6,699,515)
Other	(11,632)	(117,890)

Provision for income taxes	$-	$-

As defined in Section 382 of the Internal Revenue Code, the Company may have undergone, or may undergo in the future, a greater than fifty percent ownership change as a result of financing initiatives. Consequently, there may be limitations on the amount of the Company's NOLs which may be utilized to offset future taxable income in any one year.

The Company has provided a full valuation allowance, which increased by $5,812,012 and $6,699,515, during the years ended December 31, 2011 and 2010, respectively. Management has concluded it is more likely than not that the deferred tax asset will not be realized.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. The Company had uncertain tax positions at December 31, 2011 and 2010 of $840,000 relating to research and development credits and no increase or decrease occurred during 2011 and 2010. No additional uncertain tax positions were identified for the years ended December 31, 2011 and 2010 and there were no changes in the balances of existing uncertain tax positions.

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax provision (benefit) in the statements of operations. The Company had accrued no interest or penalties as of December 31, 2011 and 2010.

The Company’s tax returns filed in multiple jurisdictions are subject to audit by taxing authorities. As of December 31, 2011, years 2008 and after remain open for audit by taxing authorities.

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Notes to Financial Statements (continued)

December 31, 2011 and 2010

Note J – Equity Transactions and Share-Based Compensation

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

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Notes to Financial Statements – (continued)

December 31, 2011 and 2010

Note J – Equity Transactions and Share-Based Compensation (continued)

[1]	Common stock: (continued)

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

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Notes to Financial Statements (continued)

December 31, 2011 and 2010

Note J – Equity Transactions and Share-Based Compensation (continued)

[1]	Common stock: (continued)

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

Pursuant to a private offering to accredited investors, in 2011 the Company issued 228,101 shares of its common stock at a per share price of $12.50, generating gross proceeds of $2,851,263. The Company incurred finder's fees and other offering costs relating to these sales totaling $187,828. The proceeds are being used to fund clinical trials, to develop diagnostic products and to fund the Company's ongoing research and development programs, patent expenses, operating expense and to support general working capital needs.

In June 2011, the Company entered into an agreement with a registered broker-dealer to provide investment banking services under which the Company issued 4,000 shares of its common stock (with a value of $50,000). The value of the common stock issued is being recognized as an expense on a straight-line basis over the initial six month term of the agreement.

During the year ended December 31, 2011, options to purchase 92,500 shares of common stock with an exercise price of $1 per share were exercised, with gross proceeds of $92,500.

Certain shareholders who purchased shares of common stock, for which funders’ fees were paid, may have rescission rights for certain shares. See Note K [8] for a more detailed discussion of the potential rescission right that certain shareholders may possess.

[2]	Share-based compensation:

Under the 2005 Employee, Director and Consultant Stock Option Plan (the "Plan"), the Company is authorized to issue incentive stock options and non-qualified stock options, at the discretion of the Board of Directors, to purchase shares of common stock. The Plan is to terminate in August 2015. At various times, the Board of Directors has approved the increase in total number of options available for grant under the Plan. At December 31, 2011 and 2010, there were a total of 20,000,000 available for grant under the plan. As the Stock Option Plan Administrators, the CEO and the CFO may grant options to non-executive officers without further Board of Directors approval. Any options to be granted to executive officers must be approved by the Board of Directors. The exercise price is determined by the Board of Directors at the time of the granting of an option. Options granted to officers and employees vest over a period not greater than four years, and expire no later than ten years from the date of grant.

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Notes to Financial Statements – (continued)

December 31, 2011 and 2010

Note J – Equity Transactions and Share-Based Compensation (continued)

[2]	Share-based compensation: (continued)

At December 31, 2011 and 2010, 50,000 and 100,000 of the stock options outstanding, respectively, were granted in 2005 before the Plan had been implemented. These options were granted outside of the Plan.

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

During 2011, the board approved the modification of the terms of 1,446,250 options in connection with the termination of employment of several employees. The modifications included the (i) accelerated vesting of previously unvested options and (ii) extension of expiration dates. The modification of these stock options resulted in incremental stock-based compensation expense of $3,138,360 during the year ended December 31, 2011.

During 2011, certain officers and executives returned or forfeited vested and unvested stock options resulting in incremental stock-based compensation expense of $1,575,000 attributable to the settlement of previously unvested shares.

The Black-Scholes option pricing model was used to determine the weighted average fair value of all the above options. The fair value of options at date of grant or option modification and the assumptions utilized to determine such values are indicated in the following table:

	Year Ended December 31,
	2011	2010

Range of weighted average fair value at date of grant for options granted or modified during the period	$3.07 - $9.35	$5.52 - $10.70
Dividend yield	0%	0%
Expected volatility	56% - 90%	87% - 88%
Range of risk free interest rate	0.10% - 1.95%	0.24% - 2.56%
Expected life	1 - 5 years	2 - 5 years

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Notes to Financial Statements (continued)

December 31, 2011 and 2010

Note J – Equity Transactions and Share-Based Compensation (continued)

[2]	Share-based compensation: (continued)

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. The Company has had limited historical data on the price of its shares, therefore the Company has identified several similar entities from which to estimate its expected volatility. The expected volatility rates are estimated based on historical and implied volatilities of these companies’ common stock. The risk-free interest rates are based on the U.S Treasury securities constant maturity rate that corresponds to the expected life. The expected life represents the average time that options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. The Company estimates pre-vesting forfeitures when recognizing stock-based compensation expense based on historical rates and forward-looking factors. The Company updates these assumptions at least on an annual basis and on an interim basis if significant changes to the assumptions are warranted. The Company adjusts the estimated forfeiture rate to our actual experience. Another critical input in the Black-Scholes option pricing model is the current value of the common stock underlying the stock options. The Company uses recent sales of its common stock to determine the value of its common stock.

For the years ended December 31, 2011 and 2010, the share-based compensation charge for all options discussed above was $6,258,101 and $4,720,795, respectively, which was recorded in general and administrative expenses, $2,514,652 and $1,802,261, respectively, recorded in research and development expenses.

A summary of the status of all the stock options discussed above as of December 31, 2011 and 2010, and changes during the years then ended is presented below (in thousands, except per share data):

	2011		2010
					Weighted
		Weighted		Weighted	Average
		Average		Average	Remaining
		Exercise		Exercise	Contractual
	Shares	Price	Shares	Price	Term

Outstanding at beginning of year	19,461	$5.59	18,789	$5.28
Granted	-	-	1,209	11.61
Exercised	(93)	1.00	(64)	2.00
Forfeited/expired	(3,221)	6.45	(473)	3.00

Outstanding at end of year	16,147	5.50	19,461	5.59	2.08 Years
Options exercisable at year end	14,561	5.10	16,446	5.05	1.98 Years
Vested at year end	14,561	5.10	16,446	5.05	1.98 Years

Weighted average grant date fair value of options granted during the year		0.00		7.98

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Notes to Financial Statements (continued)

December 31, 2011 and 2010

Note J – Equity Transactions and Share-Based Compensation (continued)

[2]	Share-based compensation: (continued)

The following table summarizes information about stock options outstanding at December 31, 2011 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00 - $2.00	923	$.54	$1.97	923	$1.97
$3.00 - $4.00	6,106	$1.45	$3.43	5,935	$3.41
$5.00 - $6.00	4,114	$2.26	$5.46	4,060	$5.47
$8.00 - $12.50	5,004	$2.98	$8.70	3,643	$8.24

	16,147	$2.08	$5.50	14,561	$5.10

There were approximately 1,586,042 stock options that have not vested as of December 31, 2011. There is approximately $7,460,092 of unrecognized stock-based compensation related to unvested awards expected to be recognized over the next 35 months.

As of December 31, 2011 and 2010, options outstanding had an intrinsic value of approximately $113,104,000 and $133,648,000, respectively.

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

NEOGENIX ONCOLOGY, INC.

(a development stage enterprise)

Notes to Financial Statements (continued)

December 31, 2011 and 2010

Note J – Equity Transactions and Share-Based Compensation (continued)

[3]	Warrants: (continued)

In June 2011, the Company entered into an agreement with a registered broker-dealer to provide investment banking services under which the Company is obligated to issue 100,000 stock purchase warrants at a price of $13.75; the warrants were issued in the third quarter of 2011. The warrants are considered a derivative liability due to the provisions for adjustment in the exercise price and are recorded at fair value on the balance sheets ($752,560 at December 31, 2011 included in general and administrative expense on the statement of operations). The fair value of the derivative liability is re-measured at the end of every reporting period using the Black-Scholes option pricing model and the change in fair value ($70,130 for the year ended December 31, 2011) is reported in the statements of operations as other income (expense). The initial fair value of the warrants was recognized on a straight-line basis over the six-month initial term of the agreement.

A summary of the status of all the warrants discussed above as of December 31, 2011 and 2010, and changes during the years then ended is presented below (in thousands, except per share data):

	2011		2010
					Weighted
		Weighted		Weighted	Average
		Average		Average	Remaining
		Exercise		Exercise	Contractual
	Warrants	Price	Warrants	Price	Term

Outstanding at beginning of year	1,000	$6.00	1,000	$6.00
Granted	100	13.75	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-

Outstanding at end of year	1,100	6.70	1,000	6.00	2.23 Years
Warrants exercisable at year end	1,100	6.70	1,000	6.00	2.23 Years

Note K – Commitments and Contingencies

[1]	Operating lease:

The Company leases office and laboratory space in Rockville, Maryland and Great Neck, New York under noncancelable operating leases with remaining terms from three to seven years.

As of December 31, 2011, future minimum payments under operating leases are as follows:

Year Ending
December 31,

2012	$378,000
2013	453,000
2014	468,000
2015	485,000
2016	501,000
Thereafter	478,000

$2,763,000

NEOGENIX ONCOLOGY INC.

(a development stage enterprise)

Notes to Financial Statements (continued)

December 31, 2011 and 2010

Note K – Commitments and Contingencies (continued)

[1]	Operating lease: (continued)

Minimum payments have not been reduced by minimum sublease rentals of $34,090 due during 2012 for a noncancellable sublease. Rent expense for the years ended December 31, 2011 and 2010 was $394,258 and $375,047, respectively.

[2]	Research contracts:

In connection with the research and development of the Company’s therapeutic and diagnostic products, the Company has entered into contracts with several third party service providers, such as clinical trial centers, clinical monitoring organizations, drug product contract manufacturers, CLIA certification diagnostic laboratories and assay development and testing laboratories. The financial terms of these agreements are varied and generally obligate the Company to pay on a fixed fee or fee-for-service basis.

At each period end, the Company accrues for all costs of goods and services received, with such accruals based on factors such as estimates of work performed, patient enrollment, completion of patient studies and other events. As of December 31, 2011 and 2010, the Company was committed under such contracts for up to approximately $1,077,000 and $3,073,000, respectively, for future goods and services, which will all be paid within the next year. The Company is in a position to accelerate, slow-down or discontinue any or all of the projects that the Company is working on at any given point in time. Should the Company decide to discontinue and/or slow-down the work on any project, the associated costs for those projects would be limited to the extent of the work completed. Generally, the Company is able to terminate these contracts due to the discontinuance of the related project(s) and thus avoid paying for the services that have not yet been rendered and the Company’s future purchase obligations would be reduced accordingly.

In August 2009, the Company entered into a Services Agreement (the “Selexis NPC-1C Agreement”) with Selexis SA (“Selexis”) for the development of a high-expression production cell line expressing our NPC-1C antibody for the total amount of €189,000 ($253,128). Selexis has completed the work under the Selexis NPC-1C Agreement. The Selexis NPC-1C Agreement provides the Company with an option to enter into a commercial license agreement with Selexis to commercialize the Selexis- developed high performance NPC-1C cell line. The Company paid €10,000 ($13,393) to exercise this option during 2010. The commercial license agreement requires the Company to make milestone payments at the beginning of Phase III clinical trials and upon the first commercial sales plus royalties on net sales on all licensed products. The Company is unable to estimate the future obligations under the licensing agreement because no milestones payments are due until the start of the Company’s Phase III clinical trials, if any, of the NPC-1C products. Such trials cannot even be submitted for approval until such time, if at all, that the Company completes Phase 1 & II clinical trials. Further, the balance of the payments due under the licensing agreement are based upon a percentage of the net commercial sales of the products. It will be years, if at all, before the Company has any revenue from its products and the Company is unable at this time to estimate the revenue, if any, that may be derived.

On August 9, 2010, the Company entered into a Service Agreement with Catalent Pharma Solutions LLC for the development of high-expression production cell lines expressing our NEO 201 and NEO 301. The company has fully paid and met all milestone payment obligations as of December 31, 2010 and no future obligations remain unless the Company produces cGMP for drug product using the Catalent celllines. In such case the Company shall negotiate a new contract for such future services.

NEOGENIX ONCOLOGY INC.

(a development stage enterprise)

Notes to Financial Statements (continued)

December 31, 2011 and 2010

Note K – Commitments and Contingencies (continued)

[2]	Research contracts: (continued)

In 2010, the Company signed a research collaboration agreement with San Raffaele-Pisana (“SRP”), a leading healthcare company in Rome, Italy, to study the expression of tumor-specific biomarkers using NEO-101, NEO-201, and NEO-301. SRP has a bio-bank containing thousands of serum and tissue specimens from healthy donors and patients with various types of cancer. The Company has paid its obligations for Phase I and Phase II of the study. Any future obligations on the Phase III program which would total $57,500 are subject to a decision by the Company to proceed with Phase III of the collaboration.

[3]	Letters of Credit:

As of December 31, 2011 and 2010, the Company had an open letter of credit relating to the Maryland facility lease totaling $64,594 and $62,572, respectively.

[4]	Asset contribution agreement:

In December 2004, the Company executed a written agreement that memorialized an earlier verbal agreement with a founding stockholder in which certain assets, including reference materials, research logbooks and notes, and biological materials (including tumor-associated antigens and vaccines derived therefrom with a nominal carrying value) were provided to the Company. These assets were received by the Company in August 2004 and were exchanged for 250,000 founders' shares. The agreement provides that the Company will make future royalty payments to this founding stockholder of between three and five percent of revenue received from the sale of related products, based on the extent that the assets assisted in the development of the product. As of December 31, 2011, the Company has not paid any royalty payments under this agreement.

[5]	Related party transactions:

The sister of the President and CEO provides marketing, investor relations and computer services to the Company. For the years ended December 31, 2011 and 2010, total fees paid were approximately $50,000 and $50,000, respectively.

The Company has agreements with placement agents who are members of our business advisory board and/or investors in the Company, to pay finder’s fees of 8.5% during 2011 and 2010 of the gross proceeds raised from new investors introduced to the Company. Total amounts paid as finder’s fees to these entities for the years ended December 31, 2011 and 2010 were $182,728 and $718,895, respectively.

[6]	Grants

The Company received U.S. government grants under the Qualifying Therapeutic Discovery Project (“QTDP”) Program totaling $488,958 and $244,479 for the years ended December 31, 2011 and 2010, respectively.   In order to qualify for the QTDP grants, the project must have the potential to develop new treatments that address “unmet medical needs” or chronic and acute diseases; reduce long-term health care costs; represent a significant advance in finding a cure for cancer; advance U.S. competitiveness in the fields of life, biological, and medical sciences; or create or sustain well-paying jobs, either directly or indirectly.  The QTDP was created by Congress in March 2010 as part of the Patient Protection and Affordable Care Act and provides a tax credit or a grant equal to 50% of eligible costs and expenses for tax years 2009 and 2010. The grants, totaling $488,958 and $244,479, were recorded as other income on the statement of operations for the years ended December 31, 2011 and 2010, respectively.

NEOGENIX ONCOLOGY INC.

(a development stage enterprise)

Notes to Financial Statements (continued)

December 31, 2011 and 2010

Note K – Commitments and Contingencies (continued)

[6]	Grants: (continued)

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

The Company has employment agreements with certain executives that provide a base salary plus discretionary bonus of up to 50 percent of the base salary.  The agreements provide a severance payment equal to one year of compensation upon change in control of the Company. One executive receives an additional deferred compensation amount that is earned based on continued employment with the Company over a specified period of time.

[8]	SEC inquiry and stock rescission contingency:

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

The Company has assessed the potential for rescission liability in accordance with the provisions of Accounting Standards Codification (“ASC”) 450-20, Loss Contingencies. Under ASC 450-20, the Company is required to perform a probability assessment of the potential liability for rescission rights. Based on the information currently available to the Company, management has determined that it is reasonably possible that certain shareholders may have rescission rights related to common stock purchased for which finders’ fees were paid. Management believes the range of potential liability for rescission by investors as of July 10, 2012 is approximately $0 to $31 million. As of July 10, 2012, the Company had received communications from shareholders making requests or claims for rescission of investments in the Company's common stock of approximately $1.4 million. To the knowledge of the Company, no litigation against the Company has been initiated with respect to rescission of any shareholder’s investment. Because the Company has not concluded that the liability for rescission is probable, no accrual has been made in the financial statements as of December 31, 2011. Management does not currently know when it will be able to reasonably determine the length of time investors who may have rescission rights will continue to have those rights.

NEOGENIX ONCOLOGY INC.

(a development stage enterprise)

Notes to Financial Statements (continued)

December 31, 2011 and 2010

Note K – Commitments and Contingencies (continued)

[8]	SEC inquiry and stock rescission contingency: (continued)

In the future, a liability will be recorded if and when the Company concludes that (a) it is probable that certain shareholders have valid rescission rights and that those shareholders will exercise those rescission rights and (b) the amount of such liability can be reasonably estimated. If and when the Company determines that the conditions in the preceding sentences exist, the Company will accrue for such liability, and reduce stockholders’ equity for the amount related to the proceeds received from the original sale of the shares. Any liability in excess of the original proceeds received from the sale of the shares (e.g. interest or other fees or assessments) will be treated as an expense in the statement of operations in accordance with ASC 450-20.

The Company will make a probability assessment and estimate of the potential liability for rescission as of each reporting date in the future.

[9]	Legal matters:

In May 2012, the Company’s former Chief Legal Officer, filed a civil action against the Company in the Supreme Court of Kings County, New York (Index No. 9943/12) (the New York state trial court in Brooklyn) alleging claims arising from his prior employment with the Company, including breach of contract, conversion and wage payment violation, and seeking $600,000 in compensatory damages and $100,000 in liquidated damages. The Company denies any and all liability and wrongdoing, and intends to defend the action vigorously. No accrual has been made for this contingency as management believes that an unfavorable outcome is not probable.

The landlord at the Company's Maryland facility filed a civil suit against the Company for past due rent owed for the months of April and May 2012 totaling $227,000.  On June 27, 2012, the Company agreed to pay the landlord $53,000 and to vacate the premises by July 10, 2012 in exchange for dismissing the litigation and terminating the lease.

Note L – Retirement Plan

On January 1, 2009, the Company established a 401(k) defined contribution plan that covers eligible employees from their hiring date and who are 21 years of age or older. Under the plan, employees may elect to contribute to the plan up to 100 percent of their annual compensation up to the limits established by the Internal Revenue Code.  The Company matches 100 percent of the employee’s contributions up to 4 percent of the employee’s annual compensation. During the years ended December 31, 2011 and 2010, the Company contributed $113,810 and $137,673, respectively.

Note M – Subsequent Events

In March 2012, the Company engaged Piper Jaffray to be its exclusive investment banker. Under the terms of the agreement Neogenix is required to pay a monthly advisory fee of $50,000 plus a cash fee of 2.5% upon closing of a sales transaction and a 7% cash fee upon closing of an equity placement.

On June 1, 2012, the Company entered into a nonbinding letter of intent with a company (the “Acquirer”) owned by a group of the Company’s shareholders, for the sale of the Company’s assets in exchange for cash plus an equity ownership in the Acquirer. Completion of the transaction is subject to due diligence, successful fund raising by the Acquirer, shareholder approval by the Company, and approval by a bankruptcy trustee in an anticipated bankruptcy filing of the Company.

In July 2012, the Company entered into a lease for lab and office space with an initial term of 12 months and two 12 month renewal periods.  The initial monthly base rent is $4,430 per month.

